Form 10-Q
period 2022-06-30
Feutune Light Acquisition Corp
filed 2022-08-15
CIK 1912582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 9, 2022, 10,333,875  shares of Class A common stock of the registrant, par value $0.0001 per share, and 2,443,750 shares of Class B common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

FEUTUNE LIGHT ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

AS OF JUNE 30, 2022

(Unaudited)

Assets
Cash	$1,029,523
Total current assets	1,029,523

Investments held in Trust Account	99,238,935
Total Assets	$100,268,458

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accrued expenses	48,689
Franchise tax payable	2,333
Total Current Liabilities	51,022

Deferred underwriters’ discount	$3,421,250
Total Liabilities	3,472,272

Commitments and Contingencies

Common stock subject to possible redemption, 9,775,000 shares at conversion value of $10.15 per share	99,216,250

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-
Class A common stock, $0.0001 par value, 25,000,000 shares authorized, 558,875 issued and outstanding(excluding 9,775,000 shares subject to possible redemption)	56
Class B common stock, $0.0001 par value, 4,500,000 shares authorized, 2,443,750 shares issued and outstanding	244
Additional paid-in capital	-
Accumulated deficit	(2,420,364)
Total Stockholders’ Deficit	(2,420,064)
Total Liabilities Temporary Equity, and Stockholders’ Deficit	$100,268,458

The accompanying notes are an integral part of these unaudited condensed financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended	For the Period from January 19, 2022 (inception) through
	June 30, 2022	June 30, 2022
Formation and operating costs	$93,423	$93,974
Franchise tax expenses	2,333	2,333
Loss from Operations	$(95,756)	$(96,307)

Other income
Interest earned on investment held in Trust Account	22,685	22,685

Loss before income taxes	(73,071)	(73,622)

Income taxes provision	-	-

Net Loss	$(73,071)	$(73,622)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	543,056	543,056
Basic and diluted net income per share, common stock subject to possible redemption	$16.65	$16.59
Basic and diluted weighted average shares outstanding, common stock attributable to Feutune Light Acquisition Corporation	2,212,763	2,173,757
Basic and diluted net loss per share, common stock attributable to Feutune Light Acquisition Corporation	$(4.12)	$(4.18)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

									Total
			Common Stock				Additional		Stockholders’
	Preferred Stock		Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 19, 2022 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial stockholder	-	-	-	-	2,443,750	244	24,756	-	25,000
Net loss	-	-	-	-	-	-	-	(551)	(551)
Balance as of March 31, 2022	-	-	-	-	2,443,750	244	24,756	(551)	24,449
Sale of public units through public offering			9,775,000	978			97,749,022		97,750,000
Sale of private placement shares			498,875	50			4,988,700		4,988,750
Issuance of representative shares			60,000	6			(6)		-
Underwriters’ discount							(5,376,250)		(5,376,250)
Other offering expenses							(517,692)		(517,692)
Reclassification of common stock subject to redemption			(9,775,000)	(978)			(93,829,247)		(93,830,225)
Allocation of offering costs to common stock subject to redemption							5,893,942		5,893,942
Accretion of carrying value to redemption value							(8,933,225)	(2,346,742)	(11,279,967)
Net loss	-	-	-	-	-	-	-	(73,071)	(73,071)
Balance as of June 30, 2022	-	$-	558,875	$56	2,443,750	$244	$-	$(2,420,364)	$(2,420,064)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 19, 2022 (INCEPTION) THROUGH JUNE 30, 2022

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(73,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(22,685)
Changes in operating assets and liabilities:
Accrued expenses	48,689
Franchise tax payable	2,333
Net Cash Used in Operating Activities	(45,285)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(99,216,250)
Net cash used in investing activities	(99,216,250)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of promissory note to related party	280,000
Payment of promissory note to related party	(280,000)
Proceed from public offering	97,750,000
Prcoeed from private placement	4,988,750
Payment of underwriter discount	(1,955,000)
Payment of deferred offering costs	(517,692)
Net Cash Provided by Financing Activities	100,291,058

Net Change in Cash	1,029,523

Cash, January 19, 2022 (inception)	-
Cash, June 30, 2022	$1,029,523

Supplemental Disclosure of Cash Flow Information:
Deferred underwriters’ marketing fees	$3,421,250
Change in value of common stock subject to redemption	$93,829,247
Allocation of offering costs to common stock subject to redemption	$5,893,942
Accretion of carrying value to redemption value	$11,279,967

The accompanying notes are an integral part of these unaudited condensed financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

 JUNE 30, 2022

(Unaudited)

Note 1 — Organization and Business Operation

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

As of June 30, 2022, the Company had not commenced any operations. For the period from January 19, 2022 (inception) through June 30, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO became effective on June 15, 2022. On June 21, 2022, the Company consummated the IPO of 9,775,000 units (including 1,275,000 units issued upon the full exercise of the over-allotment option, the “Public Units”). Each Public Unit consists of one share of Class A common stock, $0.0001 par value per share (the “Public Shares”), and one redeemable warrant (the “Warrant”) and one right (the “Right”) to receive one-tenth (1/10) of one share of Class A common stock (the “Class A Common Stock”). Each Warrant entitles the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Public Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $97,750,000.

Substantially concurrently with the closing of the IPO, the Company completed the sale in a private placement (the “Private Placement”) of 498,875 units (the “Private Placement Units”) including 478,875 units to the Company’s sponsor, Feutune Light Sponsor LLC (the “Sponsor”) and 20,000 shares to U.S. Tiger Securities, Inc. (“US Tiger”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $4,988,750. Each Private Placement Unit consists of one share of Class A common stock (the “Private Shares”), one Warrant, and one Right.

The Company also issued 60,000 representative shares (the “Representative Shares”) to US Tiger, a representative of the underwriters of the IPO, as part of representative compensation. The Representative Shares are identical to the Public Shares included in the IPO except that the representative has agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. In addition, US Tiger agreed (i) to waive its redemption rights with respect to the Representative Shares and Private Shares it owns in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account (as defined below) with respect to the Representative Shares and Private Shares if the Company fails to complete its initial Business Combination within the Combination Period (as defined below).

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

Following the closing of the IPO, $99,216,250 ($10.15 per Public Unit) from the proceed of the IPO and the proceeds from the sale of the Private Placement Units was held in a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account invested only in U.S. government treasury bills, bonds or notes with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury, so that the Company are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay the Company’s tax obligation, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (a) the completion of the initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend then current amended and restated Company’s certificate of incorporation (i) to modify the substance or timing of its obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Company’s Public Shares if it does not complete the initial Business Combination within the Combination Period (as defined below) the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of 100% of the Company’s Public Shares if it is unable to complete the Business Combination within the required time frame, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which could have higher priority than the claims of the Company’s public stockholders. If the Company anticipate that it may not be able to consummate its initial Business Combination by March 21, 2023 (within nine (9) months from the consummation of the IPO), it may extend the period of time to consummate a Business Combination up to three (3) times by an additional three-month period each time for a total of up to 9 months, affording the Company up to December 21, 2023 (up to eighteen (18) months from the consummation of the IPO) to complete its initial Business Combination. Public stockholders will not be offered the opportunity to vote on or redeem their shares if the Company chooses to make any such paid extension. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company acting as trustee, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each three-month extension  $977,500 ($0.10 per share), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. If the Company completes its initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account. In addition, such extension funding loans may be convertible into Private Placement Units upon the closing of the Company’s initial Business Combination at $10.00  per unit at the option of the lender.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022.

Investments held in Trust Account

At June 30, 2022, $99,238,935 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as interest income in the accompanying statement of operations. Interest income for the three months ended June 30, 2022 and the period from January 19, 2022 (inception) through June 30, 2022 amounted to $22,685 and $22,685, respectively.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

☐	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

☐	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

☐	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022, common stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $5,822,268 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to stockholders’ equity upon the completion of the IPO.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2022, the Company has not considered the effect of the Warrants sold in the IPO and the Private Placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

 The net income (loss) per share presented in the statement of operations is based on the following:

	For the three months ended June 30, 2022	For the Period from January 19, 2022 (inception) through June 30, 2022
Net loss	$(73,071)	$(73,622)
Accretion of carrying value to redemption value	(11,279,967)	(11,279,967)
Net loss including accretion of carrying value to redemption value	$(11,353,038)	$(11,353,589)

	For the three months ended June 30, 2022		For the Period from January 19, 2022 (inception) through June 30, 2022
	Redeemable Common	Non-Redeemable Common	Redeemable Common	Non-Redeemable Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(2,237,205)	$(9,115,833)	$(2,269,435)	$(9,084,154)
Accretion of carrying value to redemption value	11,279,967	—	11,279,967	—
Allocation of net income/(loss)	$9,042,762	$(9,115,833)	$9,010,532	$(9,084,154)
Denominators:
Weighted-average shares outstanding	543,056	2,212,763	543,056	2,173,757
Basic and diluted net income/(loss) per share	$16.65	$($4.12)	$16.59	$($4.18)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2022, approximately $100.02 million was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 —Investments Held in Trust Account

As of June 30, 2022, assets held in the Trust Account comprised of $99,238,935 in money market funds which are invested in short term U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$99,238,935

Note 4 — Initial Public Offering

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

All of the 9,775,000 Public Shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Company’s redeemable common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of June 30, 2022, the common stock reflected on the balance sheet are reconciled in the following table.

As of June 30, 2022
Gross proceeds	$97,750,000
Less:
Proceeds allocated to Warrants issued in IPO	(2,649,025)
Proceeds allocated to Rights issued in IPO	(1,270,750)
Offering costs of Public Units	(5,893,942)
Plus:
Accretion of carrying value to redemption value	11,279,967
Common stock subject to possible redemption	$99,216,250

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

Founder Shares

On February 2, 2022, the Sponsor acquired 2,443,750 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of June 30, 2022, there were 2,443,750 Founder Shares issued and outstanding.

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

Substantially concurrently with the closing of the IPO, the Company completed the sale of 498,875 Private Placement Units at a price of $10.00 per unit including 478,875 shares to the Company’s Sponsor, and 20,000 shares to US Tiger for an aggregate proceeds to the Company of $4,988,750.

Representative Shares

The Company also issued 60,000 Representative Shares to US Tiger as part of representative compensation. The Representative Shares are identical to the Public Shares except that US Tiger has agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. In addition, US Tiger has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period.

Promissory Note — Related Party

On February 2, 2022, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) January 31, 2023 or (2) the date on which the Company consummates an initial public offering of its securities. Prior to the IPO, the Company had $280,000 outstanding loan balance. The loan was repaid on June 21, 2022. As of June 30, 2022, there was no outstanding balance.

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

As of June 30, 2022, the Company had no borrowings under the working capital loans.

Note 7 — Commitments & Contingencies

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

Note 8 — Stockholder’s Equity

Preferred Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 500,000 shares of preference stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, there were no preferred stock issued or outstanding.

Class A Common Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 25,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of June 30, 2022, there were 558,875 shares of Class A Common Stock issued and outstanding, excluding 9,775,000 shares subject to possible redemption

Class B Common Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 4,500,000 shares of Class B common stock (the “Class B Common Stock”) with a par value of $0.0001 per share. As of June 30, 2022, the Company issued 2,443,750 shares of Class B common stock.

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

Rights — On June 21, 2022, the Company issued 9,775,000 Rights in connection with the IPO. Substantially concurrently with the closing of the IPO, the Company issued 478,875 Rights to the Company’s Sponsor and 20,000 rights to US Tiger. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one-tenth (1/10) of common stock upon consummation of the initial Business Combination. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a Right will automatically receive the kind and amount of securities or properties of the surviving entity that each one-tenth (1/10) of one share of Class A Common Stock of the Company is entitled to receive upon consummation of the Business Combination. The Company will not issue fractional shares upon conversion of the Rights. As a result, holder must convert Rights in multiples of 10 in order to receive shares upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

As of June 30, 2022, 10,273,875 Rights were outstanding.

Warrants — On June 21, 2022, the Company issued 9,775,000 Warrants in connection with the IPO. Substantially concurrently with the closing of the IPO, the Company issued 478,875 Warrants to the Company’s Sponsor and 20,000 Warrants to US Tiger. Each Warrant entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the IPO or 30 days after the completion of the initial Business Combination. The Warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

The Company accounted for the 9,775,000 Warrants  issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.  The Company accounted for the Warrant as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the Warrants is approximately $2.7 million, or $0.271 per Unit, using the Monte Carlo Model. The fair value of the Warrants is estimated as of the date of grant using the following assumptions: (1) expected volatility of 0.1%, (2) risk-free interest rate of 3.39%, (3) expected life of 6.09 years, (4) exercise price of $11.50 and (5) stock price of $9.60.

The Company accounted for the 498,875 Warrants issued with the Private Placement as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.  The Company accounted for the Warrant as an expense of the sale of the Private Placement Units resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the Warrants was approximately $0.1 million, or $0.271 per Unit, using the Monte Carlo Model. The fair value of the Warrants is estimated as of the date of grant using the following assumptions: (1) expected volatility of 0.1%, (2) risk-free interest rate of 3.39%, (3) expected life of 6.09 years, (4) exercise price of $11.50 and (5) stock price of $9.60.

As of June 30, 2022, 10,273,875 Warrants were outstanding.

Note 9 — Income Taxes

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account. There was no income tax expense for the period from January 19, 2022 (inception) through June 30, 2022.

The income tax provision (benefit) consists of the following for the three months ended June 30, 2022 and the period from January 19, 2022 (inception) through June 30, 2022:

	For the Three Months Ended	For the Period from January 19, 2022 (inception) through
	June 30, 2022	June 30, 2022
Current
Federal	$—	$—
State	—	—
Deferred
Federal	15,345	15,461
State	—	—
Valuation allowance	(15,345)	(15,461)
Income tax provision	$—	$—

The Company’s net deferred tax assets were as follows as of June 30, 2022

Deferred tax assets:
Net operating loss carryover	$15,461
Total deferred tax assets	15,461
Valuation allowance	(15,461)
Deferred tax asset, net of allowance	$—

As of June 30, 2022, the Company had $73,622 of U.S. federal and state net operating loss carryovers available to offset future taxable income which do not expire. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 15, 2022. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

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

Overview

We are a blank check company incorporated as a Delaware corporation on January 19, 2022 formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We are actively search and identifying suitable business Combination target but have not selected any Business Combination target. We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (the “IPO”) and the sale of units (the “Private Placement Units”) in a private placement (the “Private Placement”) to the Company’s sponsor Feutune Light Sponsor LLC (the “Sponsor”), potential additional shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Development

On June 21, 2022 the Company consummated the IPO of 9,775,000 units (the “Public Units”) (including 1,275,000 Units issued upon the full exercise of the over-allotment option). Each Unit consists of one share of Class A common stock, $0.0001 par value per share (the “Public Shares”), one redeemable warrant (the “Public Warrants”), with each Public Warrant entitling the holder thereof to purchase one share of Class A common stock (the “Class A common stock”) at an exercise price of $11.50 per share, and one right (the “Public Rights”), with each Public Right entitling the holder thereof to receive one-tenth of one share of Class A common stock upon the consummation of the Company’s initial Business Combination.

Simultaneously with the closing of the IPO and full exercise of the over-allotment option by the underwriters, we consummated the Private Placement of 498,875 Private Placement Units to the Sponsor (for 478,875 units) and US Tiger Securities, Inc. (“US Tiger”) (for 20,000 units), at a price of $10.00 per unit, generating gross proceeds of $4,988,750. Following the closings of the IPO and the Private Placement on June 21, 2022, a total of $99,216,250 (or $10.15 per share) was placed in a trust account, established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company, LLC acting as trustee (the “Trust Account”). The Company also issued 60,000 representative shares (the “Representative Shares”) to US Tiger, a representative of the underwriters of the IPO, as part of representative compensation.

On August 3, 2022, we announced that holders of our Units may elect to separately trade Public Shares, Public Warrants and Public Rights included in its Units, commencing on or about August 8, 2022.

The Public Shares, Public Warrants and Public Rights are traded on the Nasdaq Global Market (“Nasdaq”) under the symbols “FLFV”, “FLFVW” and “FLFVR,” respectively. Units not separated are traded on Nasdaq under the symbol “FLFVU”.

As of the date of this report, we have not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities. We currently have until March 21, 2023 to consummate our initial Business Combination. However, if we anticipate that we may not be able to consummate our initial Business Combination by March 21, 2023, we may, but are not obligated to, we may, but are not obligated to, extend the period of time to consummate a Business Combination for up to three times by an additional three months each time and may have until December 21, 2023 to consummate our initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022 and the period from January 19, 2022 (inception) through June 30, 2022, we had a net loss of $73,071 and $73,622, respectively, all of which consisted of formation and operating costs.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 for the insider shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $500,000.

On June 21, 2022, we consummated the IPO of 9,775,000 Public Units at a price of $10.00 per unit (including 1,275,000 units issued upon the full  exercise of the over-allotment option), generating gross proceeds of $97,750,000. Simultaneously with the closing of the IPO and full exercise of the over-allotment option by the underwriters, we consummated the sale of 498,875 units as Private Placement Units to the Sponsor (for 478,875 units) and US Tiger (for 20,000 units), one of the representative of the underwriters, with each unit consisting of one share of Class A common stock, one warrant and one right, at a price of $10.00 per unit, generating gross proceeds of $4,988,750. Following the closings of the IPO and the sales of the Private Placement Units on June 21, 2022, a total of $99,216,250 (or $10.15 per share) was placed in the Trust Account.

As of June 30, 2022, the Company had cash of $1,029,523 and a working capital of $978,501 (excluding deferred offering costs).

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments held in Trust Account

At June 30, 2022, $99,238,935 of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as interest income in the accompanying statement of operations.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022, common stock subject to possible redemption are presented at redemption value of $10.15 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and our chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On June 21, 2022, simultaneously with the closing of the IPO, the Company completed the Private Placement of 478,875 Private Placement Units to the Company’s Sponsor, and the Private Placement of 20,000 Private Placement Units to US Tiger, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $4,988,750.

The above sales were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No commissions were paid in connection with such sales.

Use of Proceeds

On June 21, 2022, we consummated the IPO of 9,775,000 Public Units (including 1,275,000 Public Units issued upon the partial exercise of the over-allotment option), at a price of $10.00 per unit, generating gross proceeds of $97,750,000. Simultaneously with the closing of the IPO, we consummated the sale of 498,875 Private Placement Units, to our Sponsor and US Tiger in Private Placement generating gross proceeds of $4,988,750.

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

Feutune Light Acquisition Corporation

Date: August 15, 2022	By:	/s/ Xuedong (Tony) Tian
Xuedong (Tony) Tian
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Yuanmei Ma
Yuanmei Ma
Chief Financial Officer
(Principal Financial and Accounting Officer)