Form 10-Q
period 2022-09-30
Feutune Light Acquisition Corp
filed 2022-11-16
CIK 1912582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

As of November 7, 2022, 10,333,875  shares of Class A common stock of the registrant, par value $0.0001 per share, and 2,443,750 shares of Class B common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

FEUTUNE LIGHT ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2022

(Unaudited)

Assets
Cash	$700,350
Prepaid expenses	186,085
Total current assets	886,435

Prepaid expenses - non current	32,083
Investments held in Trust Account	99,689,971
Total Assets	$100,608,489

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$85,317
Franchise tax payable	26,333
Total Current Liabilities	111,650

Deferred underwriters’ discount	3,421,250
Total Liabilities	3,532,900

Commitments and Contingencies

Common stock subject to possible redemption, 9,775,000 shares at conversion value of $10.20 per share	99,663,638

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-
Class A common stock, $0.0001 par value, 25,000,000 shares authorized, 558,875 issued and outstanding (excluding 9,775,000 shares subject to possible redemption)	56
Class B common stock, $0.0001 par value, 4,500,000 shares authorized, 2,443,750 shares issued and outstanding	244
Additional paid-in capital	-
Accumulated deficit	(2,588,349)
Total Stockholders’ Deficit	(2,588,049)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$100,608,489

The accompanying notes are an integral part of these unaudited condensed financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

		For the Period from
	Three Months Ended	January 19, 2022 (inception) through
	September 30, 2022	September 30, 2022
Formation and operating costs	$147,633	$241,607
Franchise tax expenses	24,000	26,333
Loss from Operations	$(171,633)	$(267,940)

Other income
Interest earned on investment held in Trust Account	451,036	473,721

Income before income taxes	279,403	205,781

Income taxes provision	-	-

Net Income	$279,403	$205,781

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	9,775,000	3,886,909
Basic and diluted net income per share, common stock subject to possible redemption	$0.03	$0.08
Basic and diluted weighted average shares outstanding, common stock attributable to Feutune Light Acquisition Corporation	3,002,625	2,473,977
Basic and diluted net loss per share, common stock attributable to Feutune Light Acquisition Corporation	$(0.01)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Common Stock				Additional		Total
	Preferred Stock		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 19, 2022 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial stockholder	-	-	-	-	2,443,750	244	24,756	-	25,000
Net loss	-	-	-	-	-	-	-	(551)	(551)
Balance as of March 31, 2022	-	-	-	-	2,443,750	244	24,756	(551)	24,449
Sale of public units through public offering	-	-	9,775,000	978	-	-	97,749,022	-	97,750,000
Sale of private placement shares	-	-	498,875	50	-	-	4,988,700	-	4,988,750
Issuance of representative shares	-	-	60,000	6	-	-	(6)	-	-
Underwriters’ discount	-	-	-	-	-	-	(5,376,250)	-	(5,376,250)
Other offering expenses	-	-	-	-	-	-	(517,692)	-	(517,692)
Reclassification of common stock subject to redemption	-	-	(9,775,000)	(978)	-	-	(93,829,247)	-	(93,830,225)
Allocation of offering costs to common stock subject to redemption	-	-	-	-	-	-	5,893,942	-	5,893,942
Accretion of carrying value to redemption value	-	-	-	-	-	-	(8,933,225)	(2,346,742)	(11,279,967)
Net loss	-	-	-	-	-	-	-	(73,071)	(73,071)
Balance as of June 30, 2022	-	$-	558,875	$56	2,443,750	$244	$-	$(2,420,364)	$(2,420,064)
Net income	-	-	-	-	-	-	-	279,403	279,403
Accretion of carrying value to redemption value								(447,388)	(447,388)
Balance as of September 30, 2022	-	$-	558,875	$56	2,443,750	$244	$-	$(2,588,349)	$(2,588,049)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 19, 2022 (INCEPTION) THROUGH SEPTEMBER 30, 2022

(Unaudited)

Cash Flows from Operating Activities:
Net Income	$205,781
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(473,721)
Changes in operating assets and liabilities:
Prepaid expenses	(218,168)
Accrued expenses	85,317
Franchise tax payable	26,333
Net Cash Used in Operating Activities	(374,458)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(99,216,250)
Net cash used in investing activities	(99,216,250)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of promissory note to related party	280,000
Payment of promissory note to related party	(280,000)
Proceed from public offering	97,750,000
Proceed from private placement	4,988,750
Payment of underwriter discount	(1,955,000)
Payment of deferred offering costs	(517,692)
Net Cash Provided by Financing Activities	100,291,058

Net Change in Cash	700,350

Cash, January 19, 2022 (inception)	-
Cash, September 30, 2022	$700,350

Supplemental Disclosure of Cash Flow Information:
Deferred underwriters’ marketing fees	$3,421,250
Change in value of common stock subject to redemption	$93,830,225
Allocation of offering costs to common stock subject to redemption	$5,893,942
Accretion of carrying value to redemption value	$11,727,355

The accompanying notes are an integral part of these unaudited condensed financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Note 1 — Organization and Business Operation

Feutune Light Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated as a Delaware company on January 19, 2022. The Company was formed for the purpose of entering into a merger, stock exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is actively searching and identifying suitable business combination target. The Company is not limited to a particular industry or geographic region for purposes of consummating an initial business combination. The Company will not undertake its initial business combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau). The Company has selected December 31 as its fiscal year end.

As of September 30, 2022, the Company had not commenced any operations. For the period from January 19, 2022 (inception) through September 30, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Liquidity and Capital Resources and Going Concern

As of September 30, 2022, the Company had cash of $700,350 and a working capital of $774,785.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete its Business Combination. The Company may withdraw interest from the Trust Account to pay taxes, if any. To the extent that the Company’s share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Company Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender.

If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete our Business Combination or because the Company become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination, all of which raise substantial doubt about our ability to continue as a going concern.

In addition, under the Company’s amended and restated certificate of incorporation provides that the Company will have only nine months from the closing of the IPO to complete the initial Business Combination, which may be extended up to three times by an additional three-month each time to a total of 18 months from the closing of IPO. If the Company is unable to complete a Business Combination by March 20, 2023 (or December 20, 2023 upon maximum extension), the Company may seek approval from its stockholders holding no less than 65% or more of the votes to approve to extend the completion period. If the Company fails to obtain approval from the stockholders for such extension or the Company does not seek such extension, the Company will cease all operations.

There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period and that the Company will obtain enough votes to extend the Combination Period. In connection with the Company’s assessment of going concern considerations in accordance with the Accounting Standards Update (“ASU”) 2014-15 of the Financial Accounting Standard Board (FASB), “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity concern and mandatary liquidation mentioned above raised substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $700,350 cash in bank as of September 30, 2022.

Investments held in Trust Account

At September 30, 2022, $99,689,971 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as interest income in the accompanying statement of operations. Interest income for the three months ended September 30, 2022 and the period from January 19, 2022 (inception) through September 30, 2022 amounted to $451,036 and $473,721, respectively.

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

Warrants

The Company accounts for Warrants as either equity-classified or liability-classified instruments based on an assessment of the Warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own shares of Class A Common Stock and whether the Warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the Warrants are outstanding.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022, common stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2022, the Company has not considered the effect of the Warrants sold in the IPO and the Private Placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the three months ended September 30, 2022	For the Period from January 19, 2022 (inception) through September 30, 2022
Net income	$279,403	$205,781
Accretion of carrying value to redemption value	(447,388)	(447,388)
Net loss including accretion of carrying value to redemption value	$(167,985)	$(241,607)

	For the three months ended September 30, 2022		For the Period from January 19, 2022 (inception) through September 30, 2022
	Redeemable Common	Non- Redeemable Common	Redeemable Common	Non- Redeemable Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(128,510)	$(39,475)	$(147,637)	$(93,970)
Accretion of carrying value to redemption value	447,388	—	447,388	—
Allocation of net income/(loss)	$318,878	$(39,475)	$299,751	$(93,970)
Denominators:
Weighted-average shares outstanding	9,775,000	3,002,625	3,886,909	2,473,977
Basic and diluted net income/(loss) per share	$0.03	$(0.01)	$0.08	$(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of September 30, 2022, approximately $100.1 million was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions.

Because the Company is a Delaware corporation and our securities trades on Nasdaq, it is a “covered corporation” within the meaning of the IRA. The Excise Tax may apply to any redemptions of the Company’s common stock after December 31, 2022, including redemptions in connection with an initial Business Combination, unless an exemption is available. Issuances of securities in connection with the Company’s initial Business Combination transaction are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Further, the application of the Excise Tax in the event of a liquidation is uncertain. The Company is currently evaluating the impact it will have in the event of a Business Combination or liquidation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Investments Held in Trust Account

As of September 30, 2022, assets held in the Trust Account comprised of $99,689,971 in money market funds which are invested in short term U.S. Treasury Securities. Interest income amounted to $451,036 and $473,721 for the three months ended September 30, 2022 and the period from inception to September 30, 2022,

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$99,689,971

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

As of September 30, 2022, the common stock reflected on the balance sheet are reconciled in the following table.

As of September 30, 2022
Gross proceeds	$97,750,000
Less:
Proceeds allocated to Warrants issued in IPO	(2,649,025)
Proceeds allocated to Rights issued in IPO	(1,270,750)
Offering costs of Public Units	(5,893,942)
Plus:
Accretion of carrying value to redemption value	11,727,355
Common stock subject to possible redemption	$99,663,638

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

Note 6 — Related Party Transactions

Founder Shares

On February 2, 2022, the Sponsor acquired 2,443,750 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of September 30, 2022, there were 2,443,750 Founder Shares issued and outstanding.

The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the number of Class A Common Stock and Class B Common Stock (defined below in Note 7) issued and outstanding upon completion of the IPO.

The founders has agreed not to transfer, assign or sell 50% its Founder Shares until the earlier to occur of: (A) six months after the completion of the Company’s initial Business Combination, or (B) the date on which the closing price of the Company’s Class A Common Stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial Business Combination and the remaining 50% of the Founder Shares may not be transferred, assigned or sold until six months after the date of the consummation of the Company’s initial Business Combination, or earlier, in either case, if, subsequent to the Company’s initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any Founder Shares. The sponsor has transferred an aggregated amount of 440,000 Founder Shares to the Company’s officers and directors and their designees at the same price originally paid for such shares prior to the closing of the IPO which was $0.01023 per share.

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

Promissory Note — Related Party

On February 2, 2022, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) January 31, 2023 or (2) the date on which the Company consummates an initial public offering of its securities. Prior to the IPO, the Company had $280,000 outstanding loan balance. The loan was repaid on June 21, 2022. As of September 30, 2022, there was no outstanding balance.

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

As of September 30, 2022, the Company had no borrowings under the working capital loans.

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

Note 8 — Stockholder’s Equity

Preferred Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 500,000 shares of preference stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, there were no preferred stock issued or outstanding.

Class A Common Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 25,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of September 30, 2022, there were 558,875 shares of Class A Common Stock issued and outstanding, excluding 9,775,000 shares subject to possible redemption

Class B Common Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 4,500,000 shares of Class B common stock (the “Class B Common Stock”) with a par value of $0.0001 per share. As of September 30, 2022, the Company issued 2,443,750 shares of Class B common stock.

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

As of September 30, 2022, 10,273,875 Rights were outstanding.

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

As of September 30, 2022, 10,273,875 Warrants were outstanding.

Note 9 — Income Taxes

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account. There was no income tax expense for the period from January 19, 2022 (inception) through September 30, 2022.

The income tax provision (benefit) consists of the following for the three months ended September 30, 2022 and the period from January 19, 2022 (inception) through September 30, 2022:

	For the Three Months Ended	For the Period from January 19, 2022 (inception) through
	September 30, 2022	September 30, 2022
Current
Federal	$—	$—
State	—	—
Deferred
Federal	50,041	65,501
State	—	—
Valuation allowance	(50,041)	(65,501)
Income tax provision	$—	$—

The Company’s net deferred tax assets were as follows as of September 30, 2022

Deferred tax assets:
Net operating loss carryover	$65,501
Total deferred tax assets	65,501
Valuation allowance	65,501
Deferred tax asset, net of allowance	$—

As of September 30, 2022, the Company had $65,501 U.S. federal and state net operating loss carryovers available to offset future taxable income which do not expire. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 16, 2022. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

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

Overview

We are a blank check company incorporated as a Delaware corporation on January 19, 2022 formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We are actively search and identifying suitable business Combination target but have not selected any Business Combination target. We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (the “IPO”) of the Company’s units (the “Public Units”, each consisting of one share of Class A common stock, or the “Public Shares”, one warrant, or the “Public Warrants”, and one right, or the “Public Rights”), and the sale of units (the “Private Placement Units”) in a private placement (the “Private Placement”) to the Company’s sponsor Feutune Light Sponsor LLC (the “Sponsor”), potential additional shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Development

Separation of Units

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

Changes in Our Certifying Accountant

Based on information provided by Friedman LLP (“Friedman”), the independent registered public accounting firm of the Company, effective September 1, 2022, Friedman combined with Marcum LLP (“Marcum”) and continued to operate as an independent registered public accounting firm. Friedman continued to serve as the Company’s independent registered public accounting firm through October 11, 2022.

On October 7, 2022, the Board of Directors of the Company and the Audit Committee of the Board authorized the dismissal with Friedman and engagement of Marcum to serve as the independent registered public accounting firm of the Company for the year ending December 31, 2022. On October 11, 2022, an engagement letter was executed by Marcum and the Company, effectively immediately. The services previously provided by Friedman will now be provided by Marcum.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022 and the period from January 19, 2022 (inception) through September 30, 2022, we had a net income of $279,403 and $205,781, respectively, from interest income less formation and operating costs.

Liquidity and Capital Resources and Going Concern

The Company’s liquidity needs up to September 30, 2022 had been satisfied through initial payment from the Sponsor of $25,000 for the insider shares and proceeds from the Private Placement.

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

As of September 30, 2022, the Company had cash of $700,350 and a working capital of $774,785.

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

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination, all of which raise substantial doubt about our ability to continue as a going concern.

In addition, under our amended and restated certificate of incorporation provides that we will have only nine months from the closing of the IPO to complete the initial Business Combination, which may be extended up to three times by an additional three-month each time to a total of 18 months from the closing of IPO. If we are unable to complete a Business Combination by March 20, 2023, (December 20, 2023 upon maximum extension), we may seek approval from our stockholders holding no less than 65% or more of the votes to approve to extend the completion period if we fail to obtain approval from our stockholders for such extension or we do not seek such extension, the Company will cease all operations.

As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments held in Trust Account

At September 30, 2022, $99,689,971 of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022, common stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and our chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated June 17, 2022 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated June 17, 2022, filed with the SEC, except for the below:

A new 1% U.S. federal excise tax could be imposed on the Company in connection with redemptions.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because our securities are trading on the Nasdaq, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

If the Business Combination is completed on or before December 31, 2022, we would not be subject to the excise tax as a result of shareholders exercising their redemption rights. However, if such Business Combination occurs any time after December 31, 2022, any redemption or other repurchase that occurs in connection with the Business Combination or any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Business Combination.

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

Feutune Light Acquisition Corporation

Date: November 16, 2022	By:	/s/ Xuedong (Tony) Tian
Xuedong (Tony) Tian
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Yuanmei Ma
Yuanmei Ma
Chief Financial Officer
(Principal Financial and Accounting Officer)