Form 10-K
period 2022-12-31
Feutune Light Acquisition Corp
filed 2023-03-31
CIK 1912582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number:  001-41394

FEUTUNE LIGHT ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-4620515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48 Bridge Street, Building A Metuchen, New Jersey	08840
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  909-214-2482

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, one Warrant and one Right	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of Common Stock at an exercise price of $11.50	The Nasdaq Stock Market LLC
Rights, each right exchangeable for one-tenth (1/10) of one share of Class A Common Stock at the closing of a business combination	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $97,359,000.

The number of shares of the common stock of the registrant outstanding as of March 15, 2023 was 12,777,625.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FEUTUNE LIGHT ACQUISITION CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable laws.

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Feutune Light Acquisition Corporation

Overview

We are a newly organized blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. Our efforts to identify a potential target has not been limited to a particular industry. We will not undertake our initial business combination with an entity being based in or having the majority of the company’s operations in China (including Hong Kong and Macau). Our ability to locate a potential target is subject to the uncertainties discussed in the registration statement on Form S-1 (File No.: 333-264221) (the “S-1”), filed with the Securities and Exchange Commission (the “SEC”).

On June 21, 2022, we consummated our initial public offering (the “IPO”) of 9,775,000 units (the “Units”), which included 1,225,000 units issued upon the partial exercise of the over-allotment option of the underwriters of the IPO. Each Unit consists of one share of our Class A common stock (the “Class A Common Stock”), $0.0001 par value per share (the “Public Shares”), one redeemable warrant (the “Warrants”), each Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, and one right (the “Rights”), each one Right entitling the holder thereof to exchange for one-tenth (1/10) of one Class A Common Stock upon the completion of the Company’s initial business combination, generating gross proceeds of $97,750,000. Simultaneously with the closing of the IPO, we completed the private sale (the “Private Placement”) of 498,875 units (the “Private Units”, consisting of one Class A Common Stock, or the “Private Share”, one warrant, or the “Private Warrant”, and one right, or the “Private Right”), including 478,875 units to the Company’s sponsor, Feutune Light Sponsor LLC (the “Sponsor”), and 20,000 units to US Tiger Securities, Inc. (“US Tiger”, together with our Sponsor, directors and officers, the “founders”), the representative of the underwriters of the IPO, at a purchase price of $10.00 per Private Unit, generating gross proceeds of $4,988,750 (including $4,788,750 from Sponsor and $200,000 from US Tiger) (the “Private Placement Proceeds”). The Private Units are identical to the units as part of the Units in the IPO, except that the Private Units are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with or related to our founders, each of whom will be subject to the same transfer restrictions) until 30 days after the completion of our initial business combination. The proceeds of $99,216,250 ($10.15 per Unit) in the aggregate from the IPO and a portion from the Private Placement (the “Trust Funds”), were placed in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

The Trust Funds include $3,421,250 payable to the underwriters (the “deferred underwriting compensation”) pursuant to the underwriting agreement dated June 15, 2022, entered among us, US Tiger and EF Hutton, division of Benchmark Investments, LLC, the representatives (the “Representatives”) of the underwriters of the IPO.

Our management has broad discretion with respect to the specific application of the proceeds of the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating an initial business combination and working capital.

Since our IPO, our sole business activity has been identifying, evaluating suitable acquisition transaction candidates and preparing for consummation of an initial business combination. We intend to complete our initial business combination using cash from the proceeds of this offering and the private placements of the private units, our capital stock, debt or a combination of cash, stock and debt. We shall not undertake our initial business combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau). Our Certificate of Incorporation to be adopted upon the effectiveness of this prospectus prohibit us from undertaking our initial business combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau).

Permission Required from the PRC Authorities for our Business Combination and Relevance of PRC Regulations.

We are a Delaware corporation with no operations in China and all of our officers and directors are U.S. citizens, thus we or any of our officers and directors are not required to obtain permission from any Chinese authorities to operate or conduct a business combination. Since we will not undertake our initial business combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau), we do not expect that any permission or approval that our officers and directors or us would be required from the Chinese authorities to search for a target company or to consummate our initial business combination.

We are a blank check company with no operation of our own except search for a non-China-based target for our initial business combination. We do not have any subsidiaries and all of our officers and directors are located in the United States. Therefore, we do not consider ourselves a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the China Securities Regulatory Commission (the “CSRC”) on February 17, 2023, which will become effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China.

Additionally, as of the date of this report, no transfers, dividends, or distributions have been made by us. We have not adopted or maintained any other cash management policies and procedures and need to comply with applicable law or regulations with respect to transfer of funds, dividends and distributions, if any. Given that we are not a China-based issuer or expect to be a China-based issuer upon the consummation of our initial business combination, we are not subject to or will become subject to the foreign exchange control rules of the PRC.

Certain Potential Restrictions or Negative Impacts

We believe that none of our officers, directors, sponsor and members of our sponsor have significant ties to China except that some of our management members and sponsor members lived in China or Hong Kong more than ten or twenty years ago before they came to the United Stated for advanced education and commenced their professional careers in the United States and certain members of our sponsor including Ms. Sau Fong Yeung (holding approximately 41.3% of equity interest in the sponsor), the manager of the sponsor and Mr. Xianhong Wu (indirectly holding approximately 17.4% of equity interest in the sponsor) are Hong Kong citizens and U.S. permanent residents. As our Certificate of Incorporation prohibits us from undertaking our initial business combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau), we do not believe the historical path of some of our management and sponsor members will result in a material change in our search for a target company and the value of the securities that we are registering for sale. However, we cannot predict the perception from potential target companies or the market, it is uncertain whether that would make us a less attractive partner to a non-China or non-Hong Kong-based target company and such perception may potentially limit or negatively impact our search for an initial business combination. See the section titled “Risk Factors— All of our management as well as members of our sponsor are either U.S. citizens or permanent residents in the United States and our sponsor is a Delaware LLC; and they do not have significant ties to China and Hong Kong except that certain members of our management and sponsor members lived in China and Hong Kong in the past, it is uncertain whether that would make us a less attractive partner to a non-China or non-Hong Kong-based target company and such perception may potentially limit or negatively impact our search for an initial business combination.”

Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries – including aviation, defense, semiconductors, telecommunications and biotechnology – are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Two members of our sponsor are Hong Kong citizen and US permanent residents, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share initially, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company. See the section titled “Risk Factors—We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.” in this report.

Extension of the Period of Time to Consummate Initial Business Combination

On March 21, 2023, an aggregate of $977,500 (the “Extension Payment”) was deposited by the Sponsor into the Trust Account for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by three months from March 21, 2023 to June 21, 2023 (the “Extension”).

In connection with the Extension Payment, the Company issued an unsecured promissory note (the “Note”) to the Sponsor.

The Note is non-interest bearing and payable (subject to the waiver against trust provisions) upon the date on which the Company consummates its initial business combination. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, into Private Units of the Company, as described in the Prospectus of the Company, by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial business combination. The number of Private Units to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $10.00.

Among $977,500 Extension Payment, (i) $600,000 were deposited by the Company’s sponsor, Feutune Light Sponsor LLC (the “Sponsor”), and (ii) $377,500 by the Company from the working capital account of the Company in lieu of the Sponsor, pursuant to a non-interest, short-term loan provided by the Company to the Sponsor (the “Short-Term Loan Note”) to the Company, which provides for repayment of the Short-Term Loan on or before March 31, 2023..stockholder

Effecting the Initial Business Combination

Our business strategy is to identify and acquire potential targets in which we believe can materially grow revenue and earnings through the efforts of a combined management team followed by the completion of an initial business combination, but we will not undertake our initial business combination with an entity being based in or having the majority of the company’s operations in China (including Hong Kong and Macau).

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding deferred underwriting commissions payable to our underwriters and taxes payable) at the time of our signing a definitive agreement in connection with the initial business combination, but we will not undertake our initial business combination with an entity being based in or having the majority of the company’s operations in China (including Hong Kong and Macau). If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”), or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

The Trust Funds released to us from the Trust Account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemption of our Public Shares, we may use the balance of the cash released to us from the Trust Account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the IPO. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our founders is required to provide any financing to us in connection with or after our initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. Our amended and restated certificate of incorporation provides that, following the IPO and prior to the consummation of our initial business combination, we are prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any initial business combination, or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate an initial business combination beyond March 21, 2023 (9 months from the closing of the IPO) (or up to December 21, 2023 (18 months from the closing of the IPO) (the “Combination Period”) if we extend the period of time to consummate an initial business combination) or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their Public Shares.

The existence of financial and personal interests of one or more of our directors results in conflicts of interest on the part of such director(s) between what he, she or they may believe is in the best interests of us and its stockholders and what he, she or they may believe is best for himself, herself or themselves in determining to recommend that stockholders vote for the proposals. In addition, our officers have interests in the Business Combination that may conflict with your interests as a stockholder. For more information on the foregoing conflicts of interest and the relevant pre-existing fiduciary duties or contractual obligations of our management team, see the section titled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Status as a Public Company

We believe our structure will make us an attractive initial business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other initial business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds in the Trust Account available for an initial business combination initially in the amount of $95,795,000, after payment of $3,421,250 for the deferred underwriting compensation, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete initial business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

Following the initial business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Common Stock that will be equal to or in excess of 20% of the number of shares of our Common Stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Common Stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of Common Stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed initial business combination in those instances in which stockholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a stockholder vote; (iii) the risk that the stockholders would fail to approve a proposed initial business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed initial business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our founders, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

None of the funds in the Trust Account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our founders or advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Common Stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our founders or advisors and/or their affiliates anticipate that they may identify the stockholders with whom our founders, advisors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our founders, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination. Our founders, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our founders, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our founders, advisors and/or their affiliates will not make purchases of Common Stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of the Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Common Stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.15 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting compensation. Our founders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any Private Shares held by them in connection with the completion of our initial business combination. However, if our founders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination within the Combination Period.

We will complete our Business Combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the Business Combination. A quorum for the special meeting for such a vote will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our founders will count toward this quorum and have agreed to vote their Founder Shares, Private Shares and any Public Shares purchased during or after the IPO in favor of our Business Combination. For purposes of seeking approval of the majority of our outstanding shares of Common Stock voted, non-votes will have no effect on the approval of our Business Combination once a quorum is obtained. Our founders collectively own 3,002,625 shares of Common Stock (including 2,443,750 Founder Shares, 498,875 Private Shares and 60,000 Representative Shares). As a result, in addition to our founders’ Founder Shares, Private Shares and Representative Shares, we would need 3,386,188 shares (or 34.64% of the 9,775,000 Public Shares sold in the IPO) in order to have our Business Combination approved (assuming all outstanding shares voted); or 191,782 shares (1.96% of the 9,775,000 Public Shares sold in the IPO) in order to have our Business Combination approved (assuming only the quorum is present and voted). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our Business Combination.

These quorums and voting thresholds, and the voting agreements of our founders, may make it more likely that we will consummate our Business Combination. Each public stockholder may elect to redeem its Public Shares irrespective of whether they vote, do not vote or abstain, and if they do vote, irrespective of whether they vote for or against the Business Combination, and irrespective of whether they were a public stockholder on the record date for the general meeting held to approve the Business Combination.

Our amended and restated certificate of incorporation provides that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all shares of Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all shares of Common Stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Initial Business Combination

Notwithstanding the foregoing, if we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the IPO, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in the IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against, or to abstain from voting on, our Business Combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our Business Combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their initial business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against an initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After an initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of initial business combination.

If our Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete an initial business combination with a different target with the Combination Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only 18 months from the closing of the IPO to complete our initial business combination. If we are unable to complete our initial business combination with the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our Business Combination with the Combination Period.

Our founders have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Shares held by them if we fail to complete our initial business combination within with the Combination Period. However, if our founders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination with the Combination Period.

Our founders have agreed, pursuant to a letter agreement with us (filed as an exhibit hereto), that they will not propose any amendment to our amended and restated certificate of incorporation (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination with the Combination Period, or (ii) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then outstanding Public Shares. However, we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $500,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the Private Shares, other than the Trust Funds, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.15. The Trust Funds could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.15. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.15 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third party claims We have not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of our company. We have not asked the Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the Trust Funds are reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and the Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked the Sponsor to reserve for such indemnification obligations and we cannot assure you that the Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per public share.

We will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. the Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $700,000 from the proceeds of the IPO with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our Business Combination with the Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our Business Combination within the Combination Period if we extend the period of time to consummate an initial business combination), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our Business Combination with the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes or for working capital purposes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, the Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the Trust Funds could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.15 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete an initial business combination with the Combination Period, subject to applicable law, (ii) (a) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we have not consummated an initial business combination with the Combination Period, or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity or (iii) our completion of an initial business combination, and then only in connection with those Public Shares that such stockholder properly elected to redeem, subject to the limitations described in the S-1. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our Business Combination, a stockholder’s voting in connection with the Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting initial business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 48 Bridge Street Building A, Metuchen, New Jersey 08840.

Employees

We currently have three executive officers including Mr. Xuedong (Tony) Tian, Chief Executive Officer, Dr. Lei Xu, Chairwoman and President, and Ms. Yuanmei Ma, Chief Financial Officer. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time they will devote in any time period will vary based on the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our Business Combination.

Periodic Reporting and Financial Information

We have registered our Units, Class A Common Stock, Warrants and Rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Business Combination.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with U.S. GAAP. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with U.S. GAAP or that the potential target business will be able to prepare its financial statements in accordance with U.S. GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. However, in addition to any risk factors disclosed in our Prospectus, we believe the risks described below outline additional items of most concern to us:

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

All of our officers and directors as well as members of our sponsor are U.S. persons. Ms. Sau Fong Yeung, who is a member holding 41.3% equity interest in and the manager of our Sponsor, is a Hong Kong citizen and U.S. permanent resident based in Hong Kong. Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries – including aviation, defense, semiconductors, telecommunications and biotechnology – are subject to a mandatory filing with CFIUS. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations due to Ms. Sau Fong Yeung’s Hong Kong citizenship, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by FIRRMA to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share initially, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

The manager of our sponsor is a resident of Hong Kong. Further, there is uncertainty if any officers and directors of the post-combination entity will be located outside the Unites States. Therefore, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon the said person or those officers and directors after the business combination located outside the United States, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws.

Ms. Sau Fong Yeung, who is a member holding 41.3% equity interest in and the manager of our Sponsor, is a Hong Kong citizen and U.S. permanent resident based in Hong Kong. Further, there is uncertainty if any officers and directors of the post-combination entity will be located outside the Unites States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon the said person or those officers and directors after the business combination located outside the United States, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws. In particular, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions, and you may have to incur substantial costs and contribute significant time to enforce civil liabilities and criminal penalties in reliance on legal remedies under PRC laws. Therefore, recognition and enforcement in the PRC of judgement of United States courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 48 Bridge Street, Building A, Metuchen, New Jersey 08840. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “FLFVU” on June 16, 2022. The Class A Common Stock, Warrants and Rights comprising the Units began separate trading on Nasdaq on August 8, 2022, under the symbols “FLFV”, “FLFVW” and “FLFVR”, respectively.

Holders of Record

At March 15, 2023, there were 2 holders of record of our Class A Common Stock, 8 holders of record of our Class B Common Stock, [1] holder of record of our Units, 1 holder of record of our separately traded Warrants, and [1] holder of record of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our shares of Class A Common Stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial business combination. The payment of any dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Simultaneously with the closing of the IPO, we completed the Private Placement of 498,875 Private Units, including 478,875 Private Units to the Company’s Sponsor, and 20,000 units to US Tiger, the representative of the underwriters of the IPO, at a purchase price of $10.00 per Private Unit, generating gross proceeds of $4,988,750 (including $4,788,750 from Sponsor and $200,000 from US Tiger). The Private Units are identical to the units as part of the Units in the IPO, except that the Private Units are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with or related to our founders, each of whom will be subject to the same transfer restrictions) until 30 days after the completion of our initial business combination.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (the “initial business combination”) with one or more businesses. We intend to complete our initial business combination using cash from the IPO, our capital stock, debt or a combination of cash, stock and debt.

We presently have no revenue, have had losses since inception from incurring formation and operating costs and have had no operations other than identifying and evaluating suitable acquisition transaction candidates. We have relied upon the sale of our securities and loans from the Sponsor to fund our operations.

On June 21, 2022, we consummated our initial public offering (the “IPO”) of 9,775,000 units (the “Units”), which included 1,225,000 units issued upon the partial exercise of the over-allotment option of the underwriters of the IPO. Each Unit consists of one share of our Class A common stock (the “Class A Common Stock”), $0.0001 par value per share (the “Public Shares”), one redeemable warrant (the “Warrants”), each Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, and one right (the “Rights”), each one Right entitling the holder thereof to exchange for one-tenth (1/10) of one Class A Common Stock upon the completion of the Company’s initial business combination, generating gross proceeds of $97,750,000. Simultaneously with the closing of the IPO, we completed the private sale (the “Private Placement”) of 498,875 units (the “Private Units”, consisting of one Class A Common Stock, or the “Private Share”, one warrant, or the “Private Warrant”, and one right, or the “Private Right”) , including 478,875 units to the Company’s sponsor, Feutune Light Sponsor LLC (the “Sponsor”), and 20,000 units to US Tiger Securities, Inc. (“US Tiger”, together with our Sponsor, directors and officers, the “founders”), the representative of the underwriters of the IPO, at a purchase price of $10.00 per Private Unit, generating gross proceeds of $4,988,750 (including $4,788,750 from Sponsor and $200,000 from US Tiger) (the “Private Placement Proceeds”). The Private Units are identical to the units as part of the Units in the IPO, except that the Private Units are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with or related to our founders, each of whom will be subject to the same transfer restrictions) until 30 days after the completion of our initial business combination. The proceeds of $99,216,250 ($10.15 per Unit) in the aggregate from the IPO and a portion from the Private Placement (the “Trust Funds”), were placed in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

The Trust Funds include $3,421,250 payable to the underwriters (the “deferred underwriting compensation”) pursuant to the underwriting agreement dated June 15, 2022, entered among us, US Tiger and EF Hutton, division of Benchmark Investments, LLC, the representatives (the “Representatives”) of the underwriters of the IPO.

Our management has broad discretion with respect to the specific application of the proceeds of the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating an initial business combination and working capital.

Extension of the Period of Time to Consummate Initial Business Combination

On March 21, 2023, an aggregate of $977,500 (the “Extension Payment”) was deposited by the Sponsor into the Trust Account for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by three months from March 21, 2023 to June 21, 2023 (the “Extension”).

In connection with the Extension Payment, the Company issued an unsecured promissory note (the “Note”) to the Sponsor.

The Note is non-interest bearing and payable (subject to the waiver against trust provisions) upon the date on which the Company consummates its initial business combination. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, into Private Units of the Company, as described in the Prospectus of the Company, by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial business combination. The number of Private Units to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $10.00.

Among $977,500 Extension Payment, (i) $600,000 were deposited by the Company’s sponsor, Feutune Light Sponsor LLC (the “Sponsor”), and (ii) $377,500 by the Company from the working capital account of the Company in lieu of the Sponsor, pursuant to a non-interest, short-term loan provided by the Company to the Sponsor (the “Short-Term Loan Note”) to the Company, which provides for repayment of the Short-Term Loan on or before March 31, 2023.

Results of Operations

Our entire activity from inception up to date was related to the Company’s formation, the IPO and general and administrative activities. Since the IPO, our activity has been limited to the evaluation of initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income earned on investment held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 19, 2022 (inception) through December 31, 2022, we had a net income of $537,881 from interest income less formation and operating costs and tax expenses.

Liquidity and Capital Resources and Going Concern

The Company’s liquidity needs up to December 31, 2022 had been satisfied through initial payment from the Sponsor of $25,000 for the insider shares and proceeds from the Private Placement.

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

As of December 31, 2022, the Company had cash of $546,632 and a working capital of $623,347, excluding taxes payable which will be paid out from the Trust Account.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes the initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination, all of which raise substantial doubt about our ability to continue as a going concern.

In addition, under our amended and restated certificate of incorporation provides that we will have only nine months from the closing of the IPO to complete the initial Business Combination, which may be extended up to three times by an additional three-month each time to a total of 18 months from the closing of IPO. If we are unable to complete a Business Combination by March 20, 2023, (December 20, 2023 upon maximum extension), we may seek approval from our stockholders holding no less than 65% or more of the votes to approve to extend the completion period if we fail to obtain approval from our stockholders for such extension or we do not seek such extension, the Company will cease all operations. On March 17, 2023, an aggregate of $977,500 was deposited by the Sponsor into the Trust Account for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by three months from March 21, 2023 to June 21, 2023.

As a result, management has determined that the liquidity concern and mandatory liquidation both raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arraignments

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay the Representatives the deferred underwriting compensation equal to 3.5% of the IPO Proceeds which amounted to $3,421,250. The deferred underwriting compensation will become payable to the Representatives from the amounts held in the Trust Account solely in the event that we complete the Business Combination.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Investments held in Trust Account

At December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities carried at fair value. Interest income amounted to $1,309,248 for the period from inception to December 31, 2022.

We classify its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which we have the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

We accounted for the 9,775,000 Warrants issued with the IPO and 498,875 warrants issued with the Private Placement as equity instruments We accounted for the Warrants as an expense of the IPO and Private Placement resulting in a charge directly to stockholders’ equity. We estimated that the fair value of the Warrants issued with the IPO was approximately $2.7 million, or $0.271 per Unit, using the Monte Carlo Model.  We estimated that the fair value of the Warrants from the sale of the Private Placement Units was approximately $0.1 million, or $0.271 per Unit, using the Monte Carlo Model

The fair value of the Warrants was estimated as of the date of grant using the following assumptions: (1) expected volatility of 0.1%, (2) risk-free interest rate of 3.39%, (3) expected life of 6.09 years, (4) exercise price of $11.50 and (5) stock price of $9.60.

Common Stock Subject to Possible Redemption

We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.25  per share as temporary equity, outside of the stockholders’ equity section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Fair Value of Financial Instruments

The fair value of our assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The fair value of our financial assets and liabilities reflects management’s estimate of amounts that we would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, we seek to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active market.

●	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

Income Taxes

We account for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

We have identified the United States as its only “major” tax jurisdiction.

We may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Our management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

We are incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Net Income (Loss) per Share

We comply with accounting and disclosure requirements of ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable Class A Common Stock and non-redeemable Class A Common Sock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Class A Common Stock. Any remeasurement of the accretion to redemption value of the Class A Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders.

Recent Accounting Pronouncements

In August 2020, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted earnings per share by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for smaller reporting companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The adoption of ASU 2020-06 on January 1, 2023 did not have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In October 2022, we were informed by Friedman, the independent registered public accounting firm of the Company, effective September 1, 2022, Friedman combined with Marcum and continued to operate as an independent registered public accounting firm. Friedman continued to serve as the Company’s independent registered public accounting firm through October 7, 2022. On October 7, 2022, our Board of Directors and Audit Committee authorized the replacement of Friedman with Marcum to serve as the independent registered public accounting firm of the Company for the year ended December 31, 2022, pending the execution of a formal engagement letter with Marcum. The services previously provided by Friedman will now be provided by Marcum once Marcum is engaged. On October 11, 2022, an engagement letter was executed by Marcum and the Company, effectively immediately.

The Company was incorporated on January 19, 2022 (the “inception”). Therefore, since its inception, the Company has not filed any annual reports on Form 10-K and Friedman has not conducted any audit on the Company’s financial statements for any fiscal year, except that: (i) it has issued a report (the “IPO Offering Report”) for the audited financial statements for the period from inception through February 2, 2022 in connection with the initial public offering of the Company (collectively, the “Interim Financial Statements”); (ii) it has issued a report (the “IPO Closing Report”) on the Company’s balance sheet as of June 21, 2022 and the related notes (collectively, the “IPO Closing Financial Statements”) in connection with the closing of the initial public offering of the Company. Other than the foregoing, Friedman has not issued any audit report since incorporation, nor has it provided any adverse opinion, disclaimer of opinion, or report qualified or modified with uncertainty, audit scope or accounting principle, except that it has expressed uncertainty about the Company’s ability to continue as a going concern in its IPO Report.

Additionally, Friedman’s IPO Offering Report and IPO Closing Report did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report on the Interim Financial Statements of the Company contained an uncertainty about the Company’s ability to continue as a going concern.

Since the Company’s inception and during such interim period through October 7, 2022, there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Friedman, would have caused Friedman to make reference to the subject matter of the disagreements in connection with its reports on the Company’s consolidated financial statements for such periods. Also, during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

During the period from January 19, 2022 (inception) through October 11, 2022, neither the Company nor anyone on its behalf consulted with Marcum regarding (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Marcum concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Friedman with a copy of the above disclosures it is making in response to Item 304(a). We have requested and received from Friedman a letter, dated October 14, 2022, addressed to the SEC stating whether Friedman agrees with the above statements.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officers and Chief Financial Officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due solely to the material weakness in internal controls related to the accounting for complex equity instruments in connection with our initial public offering. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this annual report.

Name	Age	Position
Xuedong (Tony) Tian	51	Chief Executive Officer, Director
Lei Xu	46	Chairwoman and President
Yuanmei Ma	51	Chief Financial Officer
Kevin Vassily	56	Director
David Ping Li	57	Director
Michael Davidov	48	Director

Mr. Xuedong (Tony) Tian, Chief Executive Officer, Mr. Tian has been our Chief Executive Officer since March 2022 and has been our director since June 2022. Furthermore, Mr. Tian has served as Managing Director and Head of Capital Markets at US Tiger Securities, Inc. since October 2020. From May 2012 to October 2020, Mr. Tian was the Founder and President of Weitian Group LLC, a corporate advisory and investor relations consultancy. Prior to that, Mr. Tian was a sell-side equity analyst at various investment banks, including as Managing Director covering China at Merriman Capital, Inc. from June 2013 to January 2016; Executive Director and Lead Analyst covering China Industrials and IT Outsourcing at Oppenheimer & Co. Inc. from May 2011 to May 2012; Vice President and Lead China Analyst at Ladenburg Thalmann & Co. Inc. from May 2010 to April 2011; Senior Associate covering Networking, Hardware & IT Supply Chain at Ticonderoga Securities LLC from October 2009 to May 2010; and Associate covering Semiconductor & Semiconductor Capital Equipment at Pacific Crest Securities LLC (now part of KeyBanc) from April 2008 to September 2009. Prior to his Wall Street career, Mr. Tian also worked for Virgin Mobile USA as a Finance Manager – Customer Analytics from June 2006 to March 2008 and for AT&T as a Finance Manager from January 2001 to March 2006. Mr. Tian holds an MBA degree from New York University, a M.A. degree in Economics from the University of Connecticut and a M.S. and B.S. degrees in Land Resources and Management from China Agricultural University. Mr. Tian is a CFA charter holder and currently holds Series 7, 24, 63, and 79 licenses. Mr. Tian has also been the Chief Financial Officer and Director of Inkstone Feibo Acquisition Corporation, a special purpose acquisition company to be listed on Nasdaq, since April 2022, and the Chief Financial Officer and Director of Aimfinity Investment Corp. I, a special purpose acquisition company listed on Nasdaq, since March 2023.

Dr. Lei Xu, Chairwoman and President. Dr. Xu has been our Director and President shortly since our inception and has been our Chairwoman since June 2022. Between February 2021 and December 2022, Dr. Xu served as the President and Chairwoman of Fortune Rise Acquisition Corporation, a Nasdaq listed special purpose acquisition company. Dr. Xu has served as the Executive President of Boya Foundation, a non-profit educational charity organization since July 2019. She has served as the Chairwoman of Peking University Alumni Association of Southern California (PUAASC) since January 2020. From January 2016 to December 2019, she served as the President and Director of PUAASC. Since December 2018, Dr. Xu has served as a limited partner at Seraph Group, an established global investment firm investing in early-stage companies in strategic high-growth sectors such as transportation, aerospace, digital media, sensors, social connectivity, advanced medical devices, health science, data analytics, smart mobility, and ecommerce efficiency. Dr. Xu has been a professor in the Department of Geography & the Environment at California State University – Fullerton since August 2006. She received her Ph.D. and M.A. degrees in Geography from McMaster University, and Bachelor’s degree from Peking University with a major in Urban and Environmental Sciences and a minor in Economics.

Ms. Yuanmei Ma, Chief Financial Officer. Yuanmei Ma has been our Chief Financial Officer shortly since our inception. Ms. Ma has served as the Chief Financial Officer of Mayrock Automotive Inc., a zero-emission commercial mobility company in California since September 2020. Between February 2021 and December 2022, Ms. Ma served as the Chief Financial Officer of Fortune Rise Acquisition Corporation, a Nasdaq listed special purpose acquisition company. Ms. Ma was the director of investor relation at Highpower International Inc., from August 2016 to November 2019; when it was listed on Nasdaq (Formerly Nasdaq: HPJ). From July 2010 to June 2013, Ms. Ma was the Chief Financial Officer for Baosheng Steel Inc. She was Chief Financial Officer of Yihe Pharmaceutical Company Ltd. between August 2009 to June 2010; and Chief Financial Officer of Zhongpin Inc., (Formerly Nasdaq: HOGS), from September 2005 to October 2008. Ms. Ma holds an Executive MBA degree from both INSEAD Business School and Tsinghua University and a Bachelor’s degree in Accounting from Arkansas State University.

Mr. Kevin Vassily, Independent Director. Mr. Vassily has extensive working experience as a senior management team member serving private and public companies. Mr. Vassily is a director nominee of Fortune Joy International Acquisition Corporation and of Inkstone Feibo Acquisition Corporation, two special purpose acquisition companies (“SPAC”) seeking Nasdaq listing, and a member of the board of directors of Denali Capital Acquisition Corp. since April 2022, and a member of the board of directors of Aimfinity Investment Corp. I since March 2023, two SPACs listed on Nasdaq. In January 2021, he was appointed Chief Financial Officer, and in March 2021, became a member of the board of directors of iPower Inc. (Nasdaq: IPW), an online hydroponic equipment retailer and supplier. Prior to joining iPower, from 2019 to January 2021, Mr. Vassily served as Vice President of Market Development for Facteus, Inc., a financial analytics company focused on the Asset Management industry. From March 2019 through Janurary 2020, he served as an advisor at Woodseer Global, a financial technology firm providing global dividend forecasts. From October 2018 through its acquisition in March 2020, Mr. Vassily served as an advisor at Go Capture (which was acquired by Deloitte China in 2020), where he was responsible for providing strategic, business development, and product development advisory services for the company’s emerging “Data as a Service” platform. Since February 2020, Mr. Vassily has served as a director of Zhongchao Inc. (Nasdaq: ZCMD), a provider of healthcare information, education and training services to healthcare professionals and the public in China. Since July 2018, Mr. Vassily has also served as an advisor at Prometheus Fund, a Shanghai-based merchant bank/private equity firm focused on the “green” economy. From April 2015 through May 2018, Mr. Vassily served as an associate director of research at Keybanc Capital Markets Inc. From June 2010 to April 2015, he served as the director of research at Pacific Epoch, LLC (a wholly-owned subsidiary of Pacific Crest Securities LLC). From May 2007 to May 2010, he served as the Asia Technology business development representative and as a senior analyst at Pacific Crest Securities. From July 2003 to September 2006, he served as senior research analyst in the semiconductor technology group at Susquehanna International Group, LLP. From September 2001 to June 2003, Mr. Vassily served as the vice president and senior research analyst for semiconductor capital equipment at Thomas Weisel Partners Group, Inc. Mr. Vassily began his career on Wall Street in August 1998, as a research associate covering the semiconductor industry at Lehman Brothers. He holds a B.A. in liberal arts from Denison University and an M.B.A. from the Tuck School of Business at Dartmouth College.

Mr. David Ping Li, Independent Director. Mr. Li has more than 25 years of experience in the finance and investment industries. Mr. Li is vice president of Finance at Anthem & Song Pictures since February 2015 and vice president of International Finance at AGBO Films LLC (part-time from June 2020 to July 2022), both co-founded by the Russo brothers, who directed Avengers: Infinity War, Avengers: End Game, Captain America: The Winter Soldier and Captain America: Civil War. From January 2012 to December 2014, Mr. Li was managing director of Strategic Investment, Open Innovation at Koninklijke Phillips N.V. (NYSE: PHG), a global electronics company. From November 2008 to December 2011, Mr. Li was investment director at Intel Capital, the investment division of Intel Corporation with focus on investments in the technology, media, and telecom sector. From January 2004 to October 2008, Mr. Li served as managing director at ChinaVest Inc., a venture capital firm responsible for identifying, evaluating and executing investments to achieve financial returns. From February 2002 to July 2003, Mr. Li served as Chief Financial Officer of Great Wall Technology Co. Ltd., a publicly traded diversified technology company. Mr. Li was senior associate in the Investment Banking Division of Donaldson, Lufkin & Jenrette (acquired by Credit Suisse First Boston) from September 1998 to December 2001. From November 2008 to October 2019, Mr. Li served as independent director and chairman of the audit committee of Highpower International, Inc., a lithium battery company listed on NASDAQ (stock ticker: HPJ). Mr. Li graduated from Peking University with a Bachelor of Arts degree in Biochemistry. He received a master’s degree in Molecular Biology from Columbia University and an MBA in finance from the Wharton School of University of Pennsylvania.

Mr. Michael Davidov, Independent Director. Mr. Davidov has more than 20 years of experience in the fields of investments and corporate finance. Since 2020, Mr. Davidov served as an independent consultant. In 2012, he co-founded and served as the chief investment officer at Middle Kingdom Value Fund and Global Value Partners, special situations fund on China related and global value investments. From November 2021 to December 2022, Mr. Davidov served as a director of Fortune Rise Acquisition Corporation, a SPAC listed on Nasdaq. From March 2021 to April 2022, he also served as a director of TradeUP Global Corporation, a SPAC listed on Nasdaq that closed its initial business combination in April 2022. From 2018 to 2019, Mr. Davidov served as the audit committee chairman for Nutriband (Nasdaq: NTRB). From April 2006 to July 2009, Mr. Davidov was part of the management team of Middle Kingdom Alliance Corp., a U.S. listed special purpose acquisition company that completed its merger with Pypo China Holdings (a Beijing-based cell phone distribution company) and later changed its name to Funtalk China Holdings Limited (Formerly Nasdaq: FTLK). From January 1999 to December 2009, Mr. Davidov was the director of corporate finance and portfolio manager at High Capital Funding, LLC/Generation Capital, a private equity/special situations fund, where he structured and made private investment in public entity (PIPE) investments as a principal. Mr. Davidov received his Bachelor’s degree in Mathematics from Southern Illinois University and an MBA degree in finance from J. Mack Robinson School of Business at Georgia State University. Mr. Davidov is also a director nominee of Fortune Joy International Acquisition Corp., a special purpose acquisition company to be listed on Nasdaq.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent as long as we are not a controlled company. An “independent director” is defined under the Nasdaq rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Mr. Vassily, Mr. Li and Mr. Davidov is an “independent director” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Audit Committee

Since our IPO, we have an audit committee of the board of directors. Mr. Vassily, Mr. Li and Mr. Davidov serve as members of our audit committee. Mr. Li serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Mr. Vassily, Mr. Li and Mr. Davidov are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Li qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory, or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Since our IPO, we have a compensation committee of the board of directors. The members of our Compensation Committee are Mr. Vassily, Mr. Li and Mr. Davidov. Mr. Vassily serves as chairwoman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives, and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation in executive session at which the Chief Executive Officer is not present;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments, and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses and the business combination fee that we have agreed to pay to the Representatives, in connection with our Business Combination, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of the Business Combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our Business Combination. Accordingly, it is likely that prior to the consummation of the Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such Business Combination.

The current charter of the Compensation Committee also provides that the compensation committee may, in its sole discretion, retain, or obtain the advice of a compensation consultant, legal counsel, or other adviser and will be directly responsible for the appointment, compensation, and oversight of the work of any such adviser. Before engaging or receiving advice from a compensation consultant, external legal counsel, or any other adviser, however, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Although we do not believe any conflict currently exists between us and the founders, affiliates of our founders may compete with us for acquisition opportunities. If such entities decide to pursue an opportunity, we may be precluded from procuring such opportunity. In addition, investment ideas generated within our founders may be suitable for both of us and for an affiliate of founders and may be directed to such entity rather than to us. Neither our founders nor members of our management team who are also employed by or affiliated with our founders will have any obligation to present us with any opportunity for a potential initial business combination of which they become aware, unless presented to such member specifically in his or her capacity as an officer or director of the company. Our founders and/or our management team, in their capacities as employees or affiliates of our founders or in their other endeavors, may be required to present potential Business Combinations to future founders’ affiliates or third parties, before they present such opportunities to us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present initial business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of an initial business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Table of Contents

Our officers or directors may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by March 21, 2023 (or up to November 21, 2023 if we extend the period of time to consummate an initial business combination).

In the event that we submit our Business Combination to our stockholders for a vote, our founders have agreed to vote any Founder Shares and Private Shares held by them and any Public Shares purchased during or after the offering in favor of our Business Combination and our officers and directors have also agreed to vote any Public Shares purchased during or after the offering in favor of our Business Combination.

Additionally, as a general matter, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers, and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Xuedong (Tony) Tian	US Tiger Securities, Inc.	Broker/Dealer	Managing Director, Head of Capital Markets
	Inkstone Feibo Acquisition Corporation	SPAC	Chief Financial Officer and Director
	Aimfinity Investment Corp. I	SPAC	Chief Financial Officer and Director

Lei Xu	Boya Foundation Peking University Alumni Association of Southern California Seraph Group California State University, Fullerton	Non-profit Non-profit Investment Firm Education	Executive President Chairwoman Limited Partner Professor

Yuanmei Ma	Mayrock Automotive Inc.	Commercial mobility company	Chief Financial Officer

Kevin Vassily	iPower Inc. Zhongchao Inc. Prometheus Fund Denali Capital Acquisition Corp.	Manufacturing Healthcare Investment Fund SPAC	Chief Financial Officer Director Advisor Director
	Inkstone Feibo Acquisition Corporation	SPAC	Director Nominee
	Aimfinity Investment Corp. I	SPAC	Director

David Ping Li	AGBO Films LLC Anthem & Song LLC	Entertainment Entertainment	Vice President, International Finance Vice President, International Finance

Michael Davidov	Middle Kingdom Value Fund Global Value Partners Fortune Joy International Acquisition Corp	Investment Fund Investment Fund SPAC	Founding Partner Founding Partner Director Nominee

Our stockholders shall be aware that Mr. Xuedong (Tony) Tian, one of our founders and Chief Executive Officer and Director, is also the Managing Director and Head of Capital Markets of US Tiger Securities, Inc., a representative of the underwriters in the IPO. In connection with such engagement, we would pay fees in an amount that constitutes a market rate for comparable transactions. The payment of such fee would likely be conditioned upon the completion of the initial business combination. US Tiger is an investment banking and advisory firm which provides advice on mergers and acquisitions, financial restructurings, valuation and capital structure to companies, institutions and governments. US Tiger is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for an initial business combination. While US Tiger may become aware of a potential transaction that is an attractive opportunity for us, US Tiger will not have any duty or other obligation to offer acquisition opportunities to us. In addition, our officers and directors may have a duty to offer acquisition opportunities to clients of US Tiger or our other affiliates or other entities to which they owe duties. As a result, our affiliates and their respective clients may compete with us for initial business combination opportunities in the same industries and sectors as we may target for our initial business combination. If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities.

Conflicts may arise from US Tiger’s affiliation with us, its provision of services both to us and to third-party clients, as well as from actions undertaken by US Tiger for its own account. US Tiger is often engaged as a financial advisor, or placement agent, to corporations and other entities and their directors and managers in connection with the sale of those entities, their assets or their subsidiaries. Clients generally require US Tiger to act exclusively on their behalf and as a result and/or for other reasons, we may be precluded from attempting to acquire securities of the business being sold or otherwise participating as a buyer in the transaction. Alternatively, US Tiger may be a financial advisor to a target business that we pursue an initial business combination with and US Tiger may receive fees from the target business in connection with an initial business combination. US Tiger also represents potential buyer’s businesses and may be incentivized or obligated to direct an opportunity to one of these buyers in lieu of us, thereby eliminating or reducing the investment opportunity available to us.

In the event that we submit our initial business combination to our stockholders for a vote, our founders, officers and directors have agreed to vote any Founder Shares and Private Shares held by them and any public shares purchased during or after the offering (excluding public shares purchased by the anchor investors in the offering, if any) in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely upon a review of such forms furnished to us during the most recent fiscal year, or written representations that no Forms 5 were required, we believe that that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us, except that our Sponsor agreed to transfer an aggregated amount of 505,000 Founder Shares to our officers, directors, secretary and their designees prior to the closing of the IPO, among which, (i) 141,000 Founder Shares were transferred to Mr. Xuedong (Tony) Tian, our Chief Executive Officer and Director, (ii) 153,000 Founder Shares were transferred to Dr. Lei Xu, our Chairwoman and President, (iii) 141,000 Founder Shares were transferred to Ms. Yuanmei Ma, our Chief Financial Officer, (iv) 10,000 Founder Shares were transferred to Ms. De Mi, our secretary, and (v) each 20,000 Founder Shares were transferred to each of Messrs. Kevin Vassily, David Ping Li, Michael Davidov, our independent directors. Other than as set forth elsewhere in the Prospectus, no compensation of any kind, including finder’s and consulting fees, will be paid to our founders or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, our officers, directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders or their affiliates.

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following the Business Combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of the date of this annual report, by:

●	each person known by us to be the beneficial owner of more than 5% of the shares of our outstanding Common Stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the Warrants or Rights included in the Units sold in the IPO as Warrants are not exercisable until the later of 30 days after the completion of our initial business combination, or 12 months from the closing of the IPO. As of the date hereof, there are 10,333,875 shares of Class A Common Stock issued and outstanding and 2,443,750 shares of Class B common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Class A Common Stock	Approximate Percentage of outstanding Class A Common Stock	Amount and Nature of Beneficial Ownership of Class B Common Stock	Approximate Percentage of Outstanding Class B Common Stock	Approximate Percentage of Outstanding All Common Stock (as converted)
Feutune Light Sponsor LLC (2)(3)	478,875	4.63%	1,938,750	79.34%	18.76%
Sau Fong Yeung (2)	478,875	4.63%	1,938,750	79.34%	18.76%
Sam Yu (3)	198,155	1.92%	802,241	32.83%	7.76%
Verakin JX (U.S.) Inc.(4)	82,565	-	334,267	13.68%	3.23%
Xuedong (Tony) Tian	-	-	117,030	4.79%	1.10%
Lei Xu	-	-	126,990	5.20%	1.20%
Yuanmei Ma	-	-	117,030	4.79%	1.10%
Kevin Vassily	-	-	20,000	*	*
David Ping Li	-	-	20,000	*	*
Michael Davidov	-	-	20,000	*	*
De Mi	-	-	8,300	*	*
All executive officers, directors, and secretary as a group (7 individuals)	-	-	429,350	17,57%	3.36%

*	less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Feutune Light Acquisition Corporation, 48 Bridge Street Building A, Metuchen, New Jersey 08840.

(2)	Our Sponsor is the record holder of Founder Shares reported herein. Ms. Sau Fong Yeung, a U.S. permanent resident, is the sole manager of our Sponsor with 50% of ownership interests in the Sponsor, and as such may be deemed to have sole voting and investment discretion with respect to the Founder Shares and Private Shares held by our Sponsor.

(3)	Our Sponsor is the record holder of Founder Shares reported herein. Mr. Sam Yu is a member of our Sponsor with 40% of ownership interests, and as such may be deemed to hold 40% of the beneficial ownership of the Founder Shares and Private Shares held by the Sponsor. Mr. Sam Yu is a U.S. citizen.

(4)	Our Sponsor is the record holder of Founder Shares reported herein. Verakin JX (U.S.) Inc., a Delaware corporation, is a member of our Sponsor with 10% of ownership interests, and as such may be deemed to hold 10% of the beneficial ownership of the Founder Shares and Private Shares held by the Sponsor.

The Founder Shares and Private Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us entered into by our founders. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the Founder Shares, 50% of Founder Shares may not be transferred, assigned or sold until the earlier to occur of: (a) six months after the date of the consummation of our initial business combination, or (b) the date on which the closing price of our Common Stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the Founder Shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property, and (ii) in the case of the Private Shares, until 30 days after the completion of our initial business combination, except in each case (a) to our founders, any affiliates or family members of any of our founders, direct and indirect equity holders, (b) in the case of an individual, by gift to a member of the individual’s immediate family, to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a Business Combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; or (g) by virtue of the laws of Delaware or our founders’ limited liability company agreement upon dissolution of our founders, provided, however, that in the case of clauses (a) through (e), or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our founders or an affiliate of our founders may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no Trust Funds would be used for such repayment. Up to $3,000,000 of such loans may be convertible into Private Shares at $10.00 per share at the option of the lender. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our founders or an affiliate of our founders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares and Private Units

On February 2, 2022, the Sponsor acquired 2,443,750 Founder Shares of for an aggregate purchase price of $25,000, or approximately $0.01 per share.

Our Sponsor also agreed to transfer an aggregated amount of 505,000 Founder Shares to our officers, directors, secretary and their designees prior to the closing of the IPO, among which, (i) 141,000 Founder Shares were transferred to Mr. Xuedong (Tony) Tian, our Chief Executive Officer and Director, (ii) 153,000 Founder Shares were transferred to Dr. Lei Xu, our Chairwoman and President, (iii) 141,000 Founder Shares were transferred to Ms. Yuanmei Ma, our Chief Financial Officer, (iv) 10,000 Founder Shares were transferred to Ms. De Mi, our secretary, and (v) each 20,000 Founder Shares were transferred to each of Messrs. Kevin Vassily, David Ping Li, Michael Davidov, our independent directors. The transfer agreements were executed immediately prior to the closing of the IPO on June 21, 2022.

The sale of the Founders Shares to the Company’s management and directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 505,000 shares granted to the Company’s management and directors less estimated forfeitures of 75,650 shares was $776,235 for a total of 429,350 shares or $1.81 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the Business Combination is consummated under ASC 718. As such no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is consummated in an amount equal to the number of Founders Shares with estimated forfeiture times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Simultaneously with the closing of the IPO, we completed the Private Placement of 498,875 Private Units, including 478,875 Private Units to the Company’s Sponsor, and 20,000 units to US Tiger, the representative of the underwriters of the IPO, at a purchase price of $10.00 per Private Unit, generating gross proceeds of $4,988,750 (including $4,788,750 from Sponsor and $200,000 from US Tiger). The Private Units are identical to the units as part of the Units in the IPO, except that the Private Units are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with or related to our founders, each of whom will be subject to the same transfer restrictions) until 30 days after the completion of our initial business combination.

The founders have agreed not to transfer, assign or sell 50% of its Founder Shares until the earlier to occur of: (A) six months after the date of the consummation of the Company’s initial business combination, or (B) the date on which the closing price of the Company’s Common Stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination and the remaining 50% of the Founder Shares may not be transferred, assigned or sold until six months after the date of the consummation of the Company’s initial business combination, or earlier, in either case, if, subsequent to the Company’s initial business combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property.

As more fully discussed in the section of this report entitled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, including our founders, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations to other entities that may take priority over their duties to us. Other than as set forth elsewhere in this report, no compensation of any kind, including finder’s and consulting fees, will be paid to our founders, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combination. Our audit committee will review on a quarterly basis all payments that were made to our founders, advisors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Promissory Note

On February 2, 2022, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) January 31, 2023 or (2) the date on which the Company consummates an initial public offering of its securities. Prior to the IPO, the Company had $280,000 outstanding loan balance. The loan was repaid on June 21, 2022. As of December 31, 2022, there was no outstanding balance.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial business combination, our founders or an affiliate of our founders may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no Trust Funds would be used for such repayment. Up to $3,000,000 of such loans may be convertible into Private Shares at $10.00 per share at the option of the lender. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our founders or an affiliate of our founders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

As of December 31, 2022, the Company had no borrowings under the working capital loans.

Others

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the Private Shares sold in the Private Placement, the Private Shares issuable upon conversion of working capital loans (if any), and the Founder Shares.

RELATED PARTY POLICY

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. We have adopted code of ethics.

In addition, our audit committee is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our founders unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, other than as set forth elsewhere in this report and the S-1, no finder’s fees, reimbursements or cash payments will be made to our founders, existing advisors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, the following payments will be made to our founders or their affiliates, none of which will be made from the Trust Funds prior to the completion of our initial business combination:

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $3,000,000 of such loans may be convertible into working capital shares, at a price of $10.00 per share at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our founders or their affiliates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by Friedman and Marcum for the period from January 19, 2022 (inception) through December 31, 2022.

Friedman LLP

2022
Audit Fees	$54,000
Audit-Related Fees
Tax Fees
All Other Fees

Marcum LLP

2022
Audit Fees	$12,000
Audit-Related Fees
Tax Fees
All Other Fees

Audit fees were for professional services rendered by Friedman or Marcum for the audit of our annual financial statements, and services that are normally provided by Friedman or Marcum in connection with statutory and regulatory filings or engagements for that fiscal year, including professional services in connection with our IPO. “Audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees.”

Pre-Approval of Services

Because our audit committee was not formed until June 16, 2022, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 therein.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b) Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 15, 2022, among the Registrant, US Tiger and EF Hutton, division of Benchmark Investments, LLC, as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

3.1	Amended and Restated Certificate of Incorporation, dated June 14, 2022

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

4.5	Warrant Agreement, dated June 15, 2022, between the Registrant and Continental Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

4.6	Right Agreement, dated June 15, 2022, between the Registrant and Continental Stock Transfer & Trust Company, LLC, as right agent (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

4.7	Description of Securities of the Registrant.

10.1	Letter Agreement, dated June 15, 2022, among the Registrant and certain stockholders (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.2	Investment Management Trust Agreement, dated June 15, 2022, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC, as trustee. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.3	Registration Rights Agreement, dated June 15, 2022, among the Registrant, certain security holders. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.4	Private Placement Units Purchase Agreement, dated June 15, 2022, by and between the Registrant and Sponsor (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.5	Private Placement Units Purchase Agreement, dated June 15, 2022, by and between the Registrant and US Tiger (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.6	Form of Indemnity Agreements, dated June 15, 2022, by and between the Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.7	Securities Transfer Agreement, dated June 15, 2022, among the Registrant and certain directors and officers of the Registrant (incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.8	Promissory Note, dated March 20, 2023, issued by Feutune Light Acquisition Corporation to Feutune Light Sponsor LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 22, 2023)

10.9	Short-Term Loan Note, dated March 20, 2023, issued by Feutune Light Acquisition Corporation to Feutune Light Sponsor LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 22, 2023)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEUTUNE LIGHT ACQUISITION CORPORATION

Dated: March 30, 2023	By:	/s/ Yuanmei Ma
	Name:	Yuanmei Ma
	Title:	CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xuedong (Tony) Tian	Chief Executive Officer (Principal executive officer)	March 30, 2023
and Director

/s/ Lei Xu	President and Chairwoman	March 30, 2023
Lei Xu

/s/ Yuanmei Ma	Chief Financial Officer (Principal Financial and	March 30, 2023
Yuanmei Ma	Accounting Officer)

/s/ Kevin Vassily	Independent Director	March 30, 2023
Kevin Vassily

/s/ David Ping Li	Independent Director	March 30, 2023
David Ping Li

/s/ Michael Davidov	Independent Director	March 30, 2023
Michael Davidov

FEUTUNE LIGHT ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Feutune Light Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Feutune Light Acquisition Corp. (the “Company”) as of December 31, 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from January 19, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the period from January 19, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2022.

Costa Mesa, CA
March 30, 2023

FEUTUNE LIGHT ACQUISITION CORPORATION

BALANCE SHEET

December 31, 2022

Assets
Cash	$546,632
Prepaid expenses	168,491
Total current assets	715,123

Investments held in Trust Account	100,525,498
Total Assets	$101,240,621

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$91,776
Franchise tax payable	56,918
Income taxes payable	194,636
Total Current Liabilities	343,330

Deferred tax liability	68,352
Deferred underwriters’ discount	3,421,250
Total Liabilities	3,832,932

Commitments and Contingencies

Class A common stock subject to possible redemption, 9,775,000 shares at conversion value of $10.25 per share	100,205,591

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-
Class A common stock, $0.0001 par value, 25,000,000 shares authorized, 558,875 issued and outstanding (excluding 9,775,000 shares subject to possible redemption)	56
Class B common stock, $0.0001 par value, 4,500,000 shares authorized, 2,443,750 shares issued and outstanding	244
Accumulated deficit	(2,798,202)
Total Stockholders’ Deficit	(2,797,902)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$101,240,621

The accompanying notes are an integral part of these financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

STATEMENT OF INCOME

For the Period from January 19, 2022 (inception) through December 31, 2022
Formation and operating costs	$451,461
Franchise tax expenses	56,918
Loss from Operations	$(508,379)

Other income
Interest earned on investments held in Trust Account	1,309,248

Income before income taxes	800,869

Income taxes	262,988

Net Income	$537,881

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,452,529
Basic and diluted net income per share, common stock subject to possible redemption	$0.81
Basic and diluted weighted average shares outstanding, common stock attributable to Feutune Light Acquisition Corporation	2,614,542
Basic and diluted net loss per share, common stock attributable to Feutune Light Acquisition Corporation	$(1.49)

The accompanying notes are an integral part of these financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 19, 2022 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial stockholder	-	-	2,443,750	244	24,756	-	25,000
Sale of public units through public offering	9,775,000	978	-	-	97,749,022	-	97,750,000
Sale of private placement shares	498,875	50	-	-	4,988,700	-	4,988,750
Issuance of representative shares	60,000	6	-	-	517,809	-	517,815
Offering costs	-	-	-	-	(6,411,757)	-	(6,411,757)
Reclassification of common stock subject to redemption	(9,775,000)	(978)	-	-	(93,829,247)	-	(93,830,225)
Allocation of offering costs to common stock subject to redemption	-	-	-	-	6,154,646	-	6,154,646
Accretion of carrying value to redemption value	-	-	-	-	(9,193,929)	(3,336,083)	(12,530,012)
Net Income	-	-	-	-	-	537,881	537,881
Balance as of December 31, 2022	558,875	$56	2,443,750	$244	$	$(2,798,202)	$(2,797,902)

The accompanying notes are an integral part of these financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 19, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

Cash Flows from Operating Activities:
Net Income	$537,881
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,309,248)
Deferred taxes	68,352
Changes in operating assets and liabilities:
Prepaid expenses	(168,491)
Accrued expenses	91,776
Franchise tax payable	56,918
Income taxes payable	194,636
Net Cash Used in Operating Activities	(528,176)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(99,216,250)
Net cash used in investing activities	(99,216,250)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of promissory note to related party	280,000
Payment of promissory note to related party	(280,000)
Proceed from public offering	97,750,000
Proceed from private placement	4,988,750
Payment of underwriter discount	(1,955,000)
Payment of deferred offering costs	(517,692)
Net Cash Provided by Financing Activities	100,291,058

Net Change in Cash	546,632

Cash, Beginning of Period	-
Cash, End of Period	$546,632

Supplemental Cash Flow Information
Cash paid for income taxes	$-
Cash paid for interest	$-

Non-cash Financing Activities:
Deferred underwriters’ marketing fees	$3,421,250
Change in value of common stock subject to redemption	$93,830,225
Allocation of offering costs to common stock subject to redemption	$6,154,646
Accretion of carrying value to redemption value	$12,530,012

The accompanying notes are an integral part of these financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. For the period from January 19, 2022 (inception) through December 31, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account (as defined below)) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Following the closing of the IPO, $99,216,250 ($10.15 per Public Unit) from the proceed of the IPO and the proceeds from the sale of the Private Placement Units was held in a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account invested only in U.S. government treasury bills, bonds or notes with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury, so that the Company are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay the Company’s tax obligation, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (a) the completion of the initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend then current amended and restated Company’s certificate of incorporation (i) to modify the substance or timing of its obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Company’s Public Shares if it does not complete the initial Business Combination within the Combination Period (as defined below) the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of 100% of the Company’s Public Shares if it is unable to complete the Business Combination within the required time frame, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which could have higher priority than the claims of the Company’s public stockholders. If the Company anticipate that it may not be able to consummate its initial Business Combination by March 21, 2023 (within nine (9) months from the consummation of the IPO), it may extend the period of time to consummate a Business Combination up to three (3) times by an additional three-month period each time for a total of up to 9 months, affording the Company up to December 21, 2023 (up to eighteen (18) months from the consummation of the IPO) to complete its initial Business Combination. Public stockholders will not be offered the opportunity to vote on or redeem their shares if the Company chooses to make any such paid extension. On March 17, 2023, an aggregate of $977,500 was deposited by the Sponsor into the Trust Account for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by three months from March 21, 2023 to June 21, 2023.

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

The shares of Class A Common Stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will consummate a Business Combination and, solely if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have by March 21, 2023 (nine (9) months from the closing of the IPO) (or up to December 21, 2023 (18 months from the closing of the IPO) to complete the initial Business Combination (the “Combination Period”). On March 17, 2023, an aggregate of $977,500 was deposited by the Sponsor into the Trust Account for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by three months from March 21, 2023 to June 21, 2023.

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

Liquidity and Capital Resources and Going Concern

As of December 31, 2022, the Company had cash of $546,632 and a working capital of $623,347, excluding taxes payable which will be paid out from the Trust Account.

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

In addition, under the Company’s amended and restated certificate of incorporation provides that the Company will have only nine months from the closing of the IPO to complete the initial Business Combination, which may be extended up to three times by an additional three-month each time to a total of 18 months from the closing of IPO. If the Company is unable to complete a Business Combination by March 21, 2023 (or December 21, 2023  upon maximum extension), the Company may seek approval from its stockholders holding no less than 65% or more of the votes to approve to extend the completion period. If the Company fails to obtain approval from the stockholders for such extension or the Company does not seek such extension, the Company will cease all operations. On March 17, 2023, an aggregate of $977,500 was deposited by the Sponsor into the Trust Account for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by three months from March 21, 2023 to June 21, 2023.

There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. In connection with the Company’s assessment of going concern considerations in accordance with the Accounting Standards Update (“ASU”) 2014-15 of the Financial Accounting Standard Board (“FASB”), “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity concern and mandatary liquidation mentioned above raised substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $546,632 cash in bank as of December 31, 2022.

Investments held in Trust Account

At December 31, 2022, $100,525,498 of the assets held in the Trust Account were held in money market funds, and consisted of U.S. Treasury securities carried at fair value.

Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as interest income in the accompanying statement of income. Interest income for the period from January 19, 2022 (inception) through December 31, 2022 amounted to $1,329,248.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ deficit . The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022, common stock subject to possible redemption are presented at redemption value of $10.25 per share as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $6,411,757 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to stockholders’ equity upon the completion of the IPO.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2022, the Company has not considered the effect of the Warrants sold in the IPO and the Private Placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

The net income (loss) per share presented in the statement of income is based on the following:

For the Period from January 19, 2022 (inception) through December 31, 2022
Net income	$537,881
Accretion of carrying value to redemption value	(12,530,012)
Net loss including accretion of carrying value to redemption value	$(11,992,131)

	For the
	Period from
	January 19,
	2022
	(inception)
	through
	December 31,
	2022
		Non-
	Redeemable Common	Redeemable Common
	Share	Share	Total
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(8,105,475)	$(3,886,656)	$(11,992,131)
Accretion of carrying value to redemption value	12,530,012	—	12,530,012
Allocation of net income/(loss)	$4,424,537	$(3,886,656)	$537,881
Denominators:
Weighted-average shares outstanding	5,452,529	2,614,542
Basic and diluted net income/(loss) per share	$0.81	$(1.49)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of December 31, 2022, approximately $100.8 million was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Stock-Based Compensation

The sale of the Founders Shares to the Company’s management and directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 505,000 shares granted to the Company’s management and directors less estimated forfeitures of 75,650 shares was $776,235 for a total of 429,350 shares or $1.81 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the Business Combination is consummated under ASC 718. As such no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is consummated in an amount equal to the number of Founders Shares with estimated forfeiture times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Recent Accounting Pronouncements

In August 2020, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted earnings per share by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for smaller reporting companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The adoption of ASU 2020-06 on January 1, 2023 did not have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Investments Held in Trust Account

As of December 31, 2022, assets held in the Trust Account comprised of $100,525,498 in money market funds which are invested in short term U.S. Treasury Securities. Interest income amounted to $1,309,248 for the period from inception to December 31, 2022.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$100,525,498

Note 4 — Initial Public Offering

Pursuant to the IPO, the Company sold 9,775,000 Public Units at $10.00 per Public Unit (with the underwriters’ over-allotment option exercised in full) on June 21, 2022, generating gross proceeds of $97,750,000. Each Public Unit has an offering price of $10.00 and consists of one share of the Class A Common Stock, one Warrant and one Right. The Warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2022, the common stock reflected on the balance sheet are reconciled in the following table.

As of December 31, 2022
Gross proceeds	$97,750,000
Less:
Proceeds allocated to Warrants issued in IPO	(2,649,025)
Proceeds allocated to Rights issued in IPO	(1,270,750)
Offering costs of Public Units	(6,154,646)
Plus:
Accretion of carrying value to redemption value	12,530,012
Common stock subject to possible redemption	$100,205,591

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

Note 6 — Related Party Transactions

Founder Shares

On February 2, 2022, the Sponsor acquired 2,443,750 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of December 31, 2022, there were 2,443,750 Founder Shares issued and outstanding.

The founders has agreed not to transfer, assign or sell 50% its Founder Shares until the earlier to occur of: (A) six months after the completion of the Company’s initial Business Combination, or (B) the date on which the closing price of the Company’s Class A Common Stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial Business Combination and the remaining 50% of the Founder Shares may not be transferred, assigned or sold until six months after the date of the consummation of the Company’s initial Business Combination, or earlier, in either case, if, subsequent to the Company’s initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any Founder Shares. Pursuant to securities transfer agreement signed on June 15, 2022, the sponsor has transferred an aggregated  505,000 shares to the Company’s management and directors.

Substantially concurrently with the closing of the IPO, the Company completed the sale of 498,875 Private Placement Units at a price of $10.00 per unit including 478,875 shares to the Company’s Sponsor, and 20,000 shares to US Tiger for an aggregate proceeds to the Company of $4,988,750.

The sale of the Founders Shares to the Company’s management and directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 505,000 shares granted to the Company’s management and directors less estimated forfeiture of 75,650 shares was $776,235 for a total of 429,350 shares or $1.81 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the Business Combination is consummated under ASC 718. As such no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is consummated in an amount equal to the number of Founders Shares with estimated forfeiture times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Representative Shares

The Company also issued 60,000 Representative Shares to US Tiger as part of representative compensation. The Representative Shares are identical to the Public Shares except that US Tiger has agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. In addition, US Tiger has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period. The fair value of the shares at IPO was valued at $517,815 or $8.63 per share, which was based on the Class A common stock adjusted for the likelihood of a Business Combination and with a discount applied for the lack of marketability.

Promissory Note — Related Party

On February 2, 2022, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) January 31, 2023 or (2) the date on which the Company consummates an initial public offering of its securities. Prior to the IPO, the Company had $280,000 outstanding loan balance. The loan was repaid on June 21, 2022. As of December 31, 2022, there was no outstanding balance.

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

As of December 31, 2022, the Company had no borrowings under the working capital loans.

Note 7 — Commitments & Contingencies

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 8 — Stockholder’s Equity

Preferred Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 500,000 shares of preference stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022, there were no preferred stock issued or outstanding.

Class A Common Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 25,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of December 31, 2022, there were 558,875 shares of Class A Common Stock issued and outstanding, excluding 9,775,000 shares subject to possible redemption

Class B Common Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 4,500,000 shares of Class B common stock (the “Class B Common Stock”) with a par value of $0.0001 per share. As of December 31, 2022, the Company issued 2,443,750 shares of Class B common stock.

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

As of December 31, 2022, 10,273,875 Rights were outstanding.

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

As of December 31, 2022, 10,273,875 Warrants were outstanding.

Note 9 — Income Taxes

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account. The Company’s tax returns for the period from January 19, 2022 (inception) through December 31, 2022 remained open and subject to examination.

The income tax provision consists of the following for the period from January 19, 2022 (inception) through December 31, 2022:

For the Period from January 19, 2022 (inception) through
December 31, 2022
Current
Federal	$194,636
State	—
Deferred
Federal	(1,254)
State	—
Valuation allowance	69,606
Income tax provision	$262,988

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

For the Period from
January 19, 2022
(inception) through
December 31, 2022

U.S. statutory rate	21.0%
Permanent difference	3.1%
Change in valuation allowance	8.7%
Effective tax rate	32.8%

The Company’s net deferred tax assets and liability were as follows as of December 31, 2022:

Deferred tax assets(liability):
Start up costs	$69,606
Valuation allowance	(69,606)
Total deferred tax assets, net	-
Accrued interest income	(68,352)
Deferred tax liability, net	$(68,352)

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

Note 10 — Subsequent Events

On March 17, 2023, an aggregate of $977,500 was deposited by the Sponsor into the Trust Account for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by three months from March 21, 2023 to June 21, 2023.

In connection with the Extension Payment, the Company issued unsecured promissory notes (the “Notes”) to the Sponsor.

The Notes are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holders of the Notes have the right, but not the obligation, to convert their Notes, in whole or in part, respectively, into private shares of the Class A common stock (the “Conversion Shares”) of the Company, as described in the prospectus of the Company (File Number 333-264221). The number of Conversion Shares to be received by the holders in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date financial statement is issued. Based on this review, other than the subsequent event disclosed above, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.