Form 10-Q
period 2023-03-31
Feutune Light Acquisition Corp
filed 2023-05-15
CIK 1912582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

As of May 8, 2023, 9,083,142 shares of Class A common stock of the registrant, par value $0.0001 per share, and 2,443,750 shares of Class B common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

FEUTUNE LIGHT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$378,130	$546,632
Prepaid expenses	118,814	168,491
Total current assets	496,944	715,123

Investments held in Trust Account	102,363,979	100,525,498
Total Assets	$102,860,923	$101,240,621

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$10,597	$91,776
Franchise tax payable	24,200	56,918
Income taxes payable	321,486	194,636
Loan from shareholders	977,500	-
Total Current Liabilities	1,333,783	343,330

Deferred tax liability	87,111	68,352
Deferred underwriters’ discount	3,421,250	3,421,250
Total Liabilities	4,842,144	3,832,932

Commitments and Contingencies

Class A common stock subject to possible redemption, 9,775,000 shares at conversion value of $10.43 per share	101,931,182	100,205,591

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 25,000,000 shares authorized, 558,875 issued and outstanding (excluding 9,775,000 shares subject to possible redemption)	56	56
Class B common stock, $0.0001 par value, 4,500,000 shares authorized, 2,443,750 shares issued and outstanding	244	244
Additional paid-in capital	-	-
Accumulated deficit	(3,912,703)	(2,798,202)
Total Stockholders’ Deficit	(3,912,403)	(2,797,902)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$102,860,923	$101,240,621

The accompanying notes are an integral part of these unaudited condensed financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Period from
	For the Three Months Ended	January 19, 2022 (inception) through
	March 31, 2023	March 31, 2022
Formation and operating costs	$137,000	$551
Franchise tax expenses	24,200	-
Loss from Operations	$(161,200)	$(551)

Other income
Interest earned on investment held in Trust Account	1,092,899	-

Income before income taxes	931,699	(551)

Income taxes provision	320,609	-

Net Income (Loss)	$611,090	$(551)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	9,775,000	-
Basic and diluted net income per share, common stock subject to possible redemption	$0.09	$-
Basic and diluted weighted average shares outstanding, common stock attributable to Feutune Light Acquisition Corporation	3,002,625	2,443,750
Basic and diluted net loss per share, common stock attributable to Feutune Light Acquisition Corporation	$(0.09)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 19, 2022 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial stockholder	-	-	2,443,750	244	24,756	-	25,000
Net loss	-	-	-	-	-	(551)	(551)
Balance as of March 31, 2022	-	$-	2,443,750	$244	$24,756	$(551)	$24,449

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	558,875	$56	2,443,750	$244	$-	$(2,798,202)	$(2,797,902)
Net Income	-	-	-	-	-	611,090	611,090
Accretion of carrying value to redemption value	-		-	-	-	(1,725,591)	(1,725,591)
Balance as of March 31, 2023	558,875	$56	2,443,750	$244	$-	$(3,912,703)	$(3,912,403)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2023	For the Period from January 19, 2022 (inception) through March 31, 2022
Cash Flows from Operating Activities:
Net Income (Loss)	$611,090	$(551)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,092,899)	-
Deferred taxes	18,759	-
Changes in operating assets and liabilities:
Prepaid expenses	49,677	-
Accrued expenses	(81,179)	-
Franchise tax payable	(32,718)	-
Income taxes payable	126,850	-
Net Cash Used in Operating Activities	(400,420)	(551)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(977,500)	-
Redemption from trust account	231,918	-
Net cash used in investing activities	(745,582)	-

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	-	25,000
Proceeds from issuance of promissory note to related party	977,500	280,000
Payment of deferred offering costs	-	(212,309)
Net Cash Provided by Financing Activities	977,500	92,691

Net Change in Cash	(168,502)	92,140

Cash at beginning of period	546,632	-
Cash at end of period	$378,130	$92,140

Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value	$1,725,591	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Note 1 — Organization and Business Operation

Feutune Light Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated as a Delaware company on January 19, 2022. The Company was formed for the purpose of entering into a merger, stock exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is actively searching for and identifying a suitable Business Combination target. The Company is not limited to a particular industry or geographic region for purposes of consummating an initial business combination. The Company will not undertake its initial Business Combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau). The Company has selected December 31 as its fiscal year end.

As of March 31, 2023, the Company had not commenced any operations. For the period from January 19, 2022 (inception) through March 31, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO became effective on June 15, 2022. On June 21, 2022, the Company consummated the IPO of 9,775,000 units (including 1,275,000 units issued upon the full exercise of the over-allotment option, the “Public Units”). Each Public Unit consists of one share of Class A common stock, $0.0001 par value per share (the “Public Shares”), and one redeemable warrant (the “Warrants”) and one right (the “Rights”) to receive one-tenth (1/10) of one share of Class A common stock (the “Class A Common Stock”). Each Warrant entitles the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Public Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $97,750,000.

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

Following the closing of the IPO, $99,216,250 ($10.15 per Public Unit) from the proceed of the IPO and the proceeds from the sale of the Private Placement Units was held in a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account invested only in U.S. government treasury bills, bonds or notes with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury, so that the Company are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay the Company’s tax obligation, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (a) the completion of the initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend then current amended and restated Company’s certificate of incorporation (i) to modify the substance or timing of its obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Company’s Public Shares if it does not complete the initial Business Combination within the Combination Period (as defined below) the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of 100% of the Company’s Public Shares if it is unable to complete the Business Combination within the required time frame, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which could have higher priority than the claims of the Company’s public stockholders. Under the Company’s amended and restated certificate of incorporation, if the Company has not consummated its initial Business Combination by March 21, 2023 (within nine (9) months from the consummation of the IPO), it may extend the period of time to consummate a Business Combination up to three (3) times by an additional three-month period each time for a total of up to an additional nine (9) months, affording the Company up to December 21, 2023 (up to eighteen (18) months from the consummation of the IPO) to complete its initial Business Combination. Anticipating that it would not be able to consummate such initial Business Combination, the Company sought its first extension on March 21, 2023 (described below). The Company may now extend the period of time to consummate a Business Combination for up to two (2) additional three-month periods from the current deadline of June 21, 2023, Public stockholders will not be offered the opportunity to vote on or redeem their shares if the Company chooses to make any such paid extension. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company acting as trustee, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each three-month extension  $977,500 ($0.10 per share), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. If the Company completes its initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account. In addition, such extension funding loans may be convertible into Private Placement Units upon the closing of the Company’s initial Business Combination at $10.00 per unit at the option of the lender.

On March 21, 2023, an aggregate of $977,500 (the “Extension Payment”) was deposited by the Sponsor into the Trust Account for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial Business Combination by three months from March 21, 2023 to June 21, 2023 (the “Extension”).

In connection with the Extension Payment, the Company issued an unsecured promissory note (the “Note”) to the Sponsor. The Note is non-interest bearing and payable (subject to the waiver against trust provisions) upon the date on which the Company consummates its initial Business Combination. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, into Private Units of the Company, as described in the final prospectus dated June 17, 2022 filed by the Company with the SEC (the “Prospectus”), by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial Business Combination. The number of Private Units to be received by the holder of the Note in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $10.00. $600,000 of the Extension Payment was deposited by the Company’s Sponsor and $377,500 was deposited by the Company from its working capital account in lieu of the Sponsor, pursuant to a non-interest bearing, short-term loan provided by the Company to the Sponsor (the “Short-Term Loan”) to the Company, which provides for repayment on or before March 31, 2023. The Short-Term Loan was repaid in full on March 24, 2023.

The shares of Class A Common Stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will consummate a Business Combination and, solely if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company currently has until June 21, 2023 (or December 21, 2023 upon maximum extension) to complete the initial Business Combination (the “Combination Period”).

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

As of March 31, 2023, the Company had cash of $378,130 and a working capital deficit of $491,153.

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

In addition, under the Company’s amended and restated certificate of incorporation provides that the Company will have only nine months from the closing of the IPO to complete the initial Business Combination, which may be extended up to three times by an additional three-month each time to a total of 18 months from the closing of IPO. If the Company is unable to complete a Business Combination by June 21, 2023 (or December 21, 2023 upon maximum extension), the Company may seek approval from its stockholders holding no less than 65% or more of the votes to approve to extend the completion period. If the Company fails to obtain approval from the stockholders for such extension or the Company does not seek such extension, the Company will cease all operations.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act ) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $378,130 and $546,632 of cash held in bank accounts as of March 31, 2023 and December 31, 2022, respectively.

Investments held in Trust Account

At March 31, 2023 and December 31, 2022, $102,363,979 and $100,525,498, respectively of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as interest income in the accompanying statement of operations. Interest income for the three months ended March 31, 2023 and the period from January 19, 2022 (inception) through March 31, 2022 amounted to $1,092,899 and nil, respectively.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023, common stock subject to possible redemption are presented at redemption value of $10.43 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of March 31, 2023, the Company has not considered the effect of the Warrants sold in the IPO and the Private Placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended March 31, 2023	For the Period from January 19, 2022 (inception) through March 31, 2022
Net income	$611,090	$(551)
Accretion of carrying value to redemption value	(1,725,591)	-
Net loss including accretion of carrying value to redemption value	$(1,114,501)	$(551)

	For the Three Months Ended March 31, 2023		For the Period from January 19, 2022 (inception) through March 31, 2022
	Redeemable Common	Non- Redeemable Common	Redeemable Common	Non- Redeemable Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(852,603)	$(261,898)	$-	$(551)
Accretion of carrying value to redemption value	1,725,591	-	-	-
Allocation of net income/(loss)	$872,988	$(261,898)	$-	$(551)
Denominators:
Weighted-average shares outstanding	9,775,000	3,002,625	-	2,443,750
Basic and diluted net income/(loss) per share	$0.09	$(0.09)	$-	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2023, approximately $102.5 million in this account was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In April 2023, the Company filed its business registration with New Jersey and is subject to New Jersey state tax.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Company’s initial Business Combination, extension or otherwise, (ii) the structure of the Company’s initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Company’s initial Business Combination (or otherwise issued not in connection with the Company’s initial Business Combination but issued within the same taxable year of the Company’s initial Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Company’s initial Business Combination and in the Company’s ability to complete its initial Business Combination.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $102,363,979 and $100,525,498, respectively, in money market funds which are invested in short term U.S. Treasury Securities. Interest income amounted to $1,092,899 and nil for the three months ended March 31, 2023 and the period from inception to March 31, 2022, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$102,363,979

Description	Level	December 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$100,525,498

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

As of March 31, 2023, and December 31, 2022, the common stock reflected on the balance sheet is reconciled in the following table.

	As of March 31, 2023	As of December 31, 2022
Gross proceeds	$97,750,000	$97,750,000
Less:
Proceeds allocated to Warrants issued in IPO	(2,649,025)	(2,649,025)
Proceeds allocated to Rights issued in IPO	(1,270,750)	(1,270,750)
Offering costs of Public Units	(6,154,646)	(6,154,646)
Plus:
Accretion of carrying value to redemption value	14,255,603	12,530,012
Common stock subject to possible redemption	$101,931,182	$100,205,591

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

Note 6 — Related Party Transactions

Founder Shares

On February 2, 2022, the Sponsor acquired 2,443,750 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of March 31, 2023 and December 31, 2022, there were 2,443,750 Founder Shares issued and outstanding.

The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the number of Class A Common Stock and Class B Common Stock (defined below in Note 7) issued and outstanding upon completion of the IPO.

The founders have agreed not to transfer, assign or sell 50% its Founder Shares until the earlier to occur of: (A) six months after the completion of the Company’s initial Business Combination, or (B) the date on which the closing price of the Company’s Class A Common Stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial Business Combination and the remaining 50% of the Founder Shares may not be transferred, assigned or sold until six months after the date of the consummation of the Company’s initial Business Combination, or earlier, in either case, if, subsequent to the Company’s initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any Founder Shares. The Sponsor has transferred an aggregate amount of 505,000 Founder Shares to the Company’s management and directors.

Substantially concurrently with the closing of the IPO, the Company completed the sale of 498,875 Private Placement Units at a price of $10.00 per unit including 478,875 shares to the Company’s Sponsor, and 20,000 shares to US Tiger for an aggregate proceeds to the Company of $4,988,750.

The sale of the Founder Shares to the Company’s management and directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 505,000 Founder Shares granted to the Company’s management and directors less the estimated forfeiture of 75,650 Founder Shares was $776,235 for a total of 429,350 Founder Shares or $1.81 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the Business Combination is consummated under ASC 718. As such no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is consummated in an amount equal to the number of Founder Shares less the number of Founder Shares forfeited times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Promissory Note — Related Party

On February 2, 2022, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) January 31, 2023 or (2) the date on which the Company consummates an initial public offering of its securities. Prior to the IPO, the Company had $280,000 outstanding loan balance. The loan was repaid on June 21, 2022. As of March 31, 2023, there was no outstanding balance.

On March 21, 2023, the Extension Payment was deposited by the Sponsor into the Trust Account for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial Business Combination by three months from March 21, 2023 to June 21, 2023.

In connection with the Extension Payment, the Company issued the Note to the Sponsor. The Note is non-interest bearing and payable (subject to the waiver against trust provisions) upon the date on which the Company consummates its initial Business Combination. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, into Private Units of the Company, as described in the Prospectus, by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial Business Combination. The number of Private Units to be received by the holder of the Note in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $10.00. $600,000 of the Extension Payment was deposited by the Company’s Sponsor and $377,500 was deposited by the Company from its working capital account in lieu of the Sponsor, pursuant to the Short-Term Loan to the Company, which provides for repayment on or before March 31, 2023. The Short-Term Loan was repaid in full on March 24, 2023.

As of March 31, 2023 and December 31, 2022, the Company had $977,500 and nil, respectively, of borrowings from the Sponsor.

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

Note 8 — Stockholder’s Equity

Preferred Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 500,000 shares of preference stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there was no preferred stock issued or outstanding.

Class A Common Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 25,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 558,875 shares of Class A Common Stock issued and outstanding, excluding 9,775,000 shares subject to possible redemption

Class B Common Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 4,500,000 shares of Class B common stock (the “Class B Common Stock”) with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, the Company issued 2,443,750 shares of Class B common stock.

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

As of March 31, 2023 and December 31, 2022, 10,273,875 Rights were outstanding.

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

The Company accounted for the 9,775,000 Warrants issued in the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.  The Company accounted for the Warrant as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the Warrants is approximately $2.7 million, or $0.271 per Unit, using the Monte Carlo Model. The fair value of the Warrants is estimated as of the date of grant using the following assumptions: (1) expected volatility of 0.1%, (2) risk-free interest rate of 3.39%, (3) expected life of 6.09 years, (4) exercise price of $11.50 and (5) stock price of $9.60.

The Company accounted for the 498,875 Warrants issued in the Private Placement as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.  The Company accounted for the Warrant as an expense of the sale of the Private Placement Units resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the Warrants was approximately $0.1 million, or $0.271 per Unit, using the Monte Carlo Model. The fair value of the Warrants is estimated as of the date of grant using the following assumptions: (1) expected volatility of 0.1%, (2) risk-free interest rate of 3.39%, (3) expected life of 6.09 years, (4) exercise price of $11.50 and (5) stock price of $9.60.

As of March 31, 2023 and December 31, 2022, 10,273,875 Warrants were outstanding.

Note 9 — Income Taxes

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account. There was no income tax expense for the period from January 19, 2022 (inception) through March 31, 2022.

The income tax provision (benefit) for the three months ended March 31, 2023 was as follows:

	For the Three Months Ended	For the Period from January 19, 2022 (inception) through
	March 31, 2023	March 31, 2022
Current
Federal	$211,295	$-
State	90,555	-
Deferred
Federal	(11,439)	-
State	(4,902)	-
Change in valuation allowance	35,100	-
Income tax provision	$320,609	$-

The Company’s net deferred tax assets at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Deferred tax assets(liability):
Start up cost	$104,706	$69,606
Valuation allowance	(104,706)	(69,606)
Total deferred tax assets, net	-	-
Accrued interest income	(87,111)	(68,352)
Deferred tax liability, net	$(87,111)	$(68,352)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report to “we,” “us” or the “Company” refer to Feutune Light Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsor” refer to Feutune Light Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC on June 17, 2022 (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on January 19, 2022 formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are actively searching for and identifying a suitable Business Combination target but have not yet selected any Business Combination target. We will not undertake our initial Business Combination with an entity based in or having the majority of its operations in China (including Hong Kong and Macau). We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (the “IPO”) of the Company’s units (the “Public Units”, each consisting of one share of Class A common stock, or the “Public Shares”, one warrant, or the “Public Warrants”, and one right, or the “Public Rights”), and the sale of units (the “Private Placement Units”) in a private placement (the “Private Placement”) to the Company’s sponsor Feutune Light Sponsor LLC (the “Sponsor”), potential additional shares, debt or a combination of cash, shares and debt.

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

We are a blank check company with no operations of our own except searching for a non-China-based target for our initial Business Combination. We do not have any subsidiaries and all of our officers and directors are located in the United States. Therefore, we do not consider ourselves a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the China Securities Regulatory Commission (the “CSRC”) on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China.

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

Certain Potential Restrictions or Negative Impacts

We believe that none of our officers, directors, sponsor and members of our sponsor have significant ties to China except that some of our management members and sponsor members lived in China or Hong Kong more than ten or twenty years ago before they came to the United States for advanced education and commenced their professional careers in the United States and certain members of our sponsor including Ms. Sau Fong Yeung (holding approximately 41.3% of equity interest in the sponsor), the manager of the sponsor and Mr. Xianhong Wu (indirectly holding approximately 17.4% of equity interest in the sponsor) are Hong Kong citizens and U.S. permanent residents. As our Certificate of Incorporation prohibits us from undertaking our initial Business Combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau), we do not believe the historical path of some of our management and sponsor members will result in a material change in our search for a target company and the value of the securities that we are registering for sale. However, as we cannot predict the perception from potential target companies or the market, it is uncertain whether that would make us a less attractive partner to a non-China or non-Hong Kong-based target company and such perception may potentially limit or negatively impact our search for our initial Business Combination. Furthermore, if any officers and directors of the post-combination entity will be located outside the United States, it may be difficult, or in some cases, impossible for investors in the United States to enforce their legal rights against, effect service of process upon, or enforce judgments of United States courts predicated upon civil liabilities and criminal penalties under United States securities laws against such officers and directors after our Business Combination. See the sections titled “Risk Factors— All of our management as well as members of our sponsor are either U.S. citizens or permanent residents in the United States and our sponsor is a Delaware LLC; and they do not have significant ties to China and Hong Kong except that certain members of our management and sponsor members lived in China and Hong Kong in the past, it is uncertain whether that would make us a less attractive partner to a non-China or non-Hong Kong-based target company and such perception may potentially limit or negatively impact our search for an initial Business Combination.” in the Prospectus and “Risk Factors— The manager of our sponsor is a resident of Hong Kong. Further, there is uncertainty if any officers and directors of the post-combination entity will be located outside the Unites States. Therefore, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon the said person or those officers and directors after the business combination located outside the United States, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws” in our annual report on Form 10-K for the fiscal year ended on December 31, 2022 filed with the SEC on March 31, 2023.

Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries – including aviation, defense, semiconductors, telecommunications and biotechnology – are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Two members of our Sponsor (including the manager of the Sponsor) are Hong Kong citizens and U.S. permanent residents, therefore any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with our initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing our initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to our initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we proceed without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete our initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership restrictions. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share initially, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company. See the section titled “Risk Factors—We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.” in our annual report on Form 10-K for the fiscal year ended on December 31, 2022 filed with the SEC on March 31, 2023.

Recent Developments

Extension

On March 21, 2023, an aggregate of $977,500 (the “Extension Payment”) was deposited by the Sponsor into the Trust Account for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial Business Combination by three months from March 21, 2023 to June 21, 2023 (the “Extension”).

In connection with the Extension Payment, the Company issued an unsecured promissory note (the “Note”) to the Sponsor. The Note is non-interest bearing and payable (subject to the waiver against trust provisions) upon the date on which the Company consummates its initial Business Combination. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, into Private Units of the Company, as described in the Prospectus, by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial Business Combination. The number of Private Units to be received by the holder of the Note in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $10.00. $600,000 of the Extension Payment was deposited by the Company’s Sponsor and $377,500 was deposited by the Company from its working capital account in lieu of the Sponsor, pursuant to a non-interest bearing, short-term loan provided by the Company to the Sponsor (the “Short-Term Loan”), which provides for repayment on or before March 31, 2023. The Short-Term Loan was repaid in full on March 24, 2023.

Changes in Our Certifying Accountant

On April 25, 2023, the board and the Audit Committee (the “Audit Committee”) of the Board authorized the dismissal of Marcum LLP (“Marcum”) and the engagement of MaloneBailey, LLP (“MaloneBailey”) as the new independent registered public accounting firm of the Company, for the audit of the Company for the fiscal year ending December 31, 2023, effective April 25, 2023.

As of the date of this report, we have not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities. We currently have until June 21, 2023 to consummate our initial Business Combination. However, if we anticipate that we may not be able to consummate our initial Business Combination by June 21, 2023, we may, but are not obligated to, extend the period of time to consummate our initial Business Combination for up to two more times by an additional three months each time and may have until December 21, 2023 to consummate our initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three months ended March 31, 2023 and the period from January 19, 2022 (inception) through March 31, 2022, we had a net income of $611,090 and net loss of $551, respectively, from interest income less formation and operating costs.

Liquidity and Capital Resources and Going Concern

The Company’s liquidity needs up to March 31, 2023 had been satisfied through the initial payment from the Sponsor of $25,000 for the insider shares and proceeds from the Private Placement.

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

As of March 31, 2023, the Company had cash of $378,130 and a working capital deficit of $491,153.

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

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with our initial Business Combination, all of which raise substantial doubt about our ability to continue as a going concern.

In addition, under our amended and restated certificate of incorporation provides that we will have only nine months from the closing of the IPO to complete our initial Business Combination, which may be extended up to three times by an additional three-month each time to a total of 18 months from the closing of IPO. If we are unable to complete our initial Business Combination by June 21, 2023, (December 21, 2023 upon maximum extension), we may seek approval from our stockholders holding no less than 65% or more of the votes to approve to extend the completion period if we fail to obtain approval from our stockholders for such extension or we do not seek such extension, the Company will cease all operations.

As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2023 and December 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments held in Trust Account

At March 31, 2023 and December 31, 2022, we had $102,363,979 and $100,525,498, respectively, of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023, common stock subject to possible redemption is presented at redemption value of $10.43 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and our chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described the Prospectus and our Annual Report on Form 10-K for the fiscal year ended on December 31, 2022 filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Prospectus and our Annual Report on Form 10-K for the fiscal year ended on December 31, 2022 filed with the SEC on March 31, 2023, except the following:

A new 1% U.S. federal excise tax could be imposed on the Company in connection with redemptions by the Company of its shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations.

The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. In this regard, on December 27, 2022, the Treasury and the Internal Revenue Service issued a notice announcing their intent to issue proposed regulations addressing the application of the excise tax, and describing certain rules on which taxpayers may rely prior to the issuance of such proposed regulations (the “Notice”).

Any redemption or other repurchase that occurs after December 31, 2022 in connection with a Redemption Event may be subject to the excise tax. Pursuant to the rules set forth in the Notice, however, redemptions in connection with a liquidation of the Company are generally not subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of our initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with our initial Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of our initial Business Combination) and (iv) the content of regulations and other future guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined; however, we will not use the funds held in the Trust Account or any additional amounts deposited into the Trust Account, as well as any interest earned thereon, to pay the excise tax, if any. The foregoing could cause a reduction in the cash available on hand to complete our initial Business Combination and in our ability to complete our initial Business Combination.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEUTUNE LIGHT ACQUISITION CORPORATION

Dated: May 15, 2023	By:	/s/ Yuanmei Ma
	Name:	Yuanmei Ma
	Title:	CFO