Form 10-K/A
period 2022-12-31
Feutune Light Acquisition Corp
filed 2023-08-18
CIK 1912582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $97,359,000.

The number of shares of the common stock of the registrant outstanding as of August 18, 2023 was 7,986,118.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Feutune Light Acquisition Corporation, a Delaware corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K as of December 31, 2022 and for the period from January 19, 2022 (inception) through December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Form 10-K”).

Background of Restatement

This Amendment No. 1 is being filed for the sole purpose of restating certain of the financial statements included in the Original Form 10-K (the “Restatement”) to correct the following errors in the Original Form 10-K: (i) to change the initial fair value allocation of public shares and warrants due to errors in the original valuation of instruments in the IPO units and change the accretion of carrying value to redemption value; and (ii) to correct federal and state income tax accruals. As a result, the Company is restating its financial statements as of December 31, 2022 and for the period from January 19, 2022 (inception) through December 31, 2022 in this Form 10-K/A.

On April 25, 2023, the Company engaged MaloneBailey, LLP (“MaloneBailey”) as the Company’s registered public accounting firm, as disclosed in a Current Report on Form 8-K filed with the SEC on May 1, 2023. The Report of Independent Registered Public Accounting Firm at Item F-2 is issued by MaloneBailey.

On August 18, 2023, the Company filed a Current Report on Form 8-K disclosing that the financial statements included in the Original Form 10-K should not be relied upon.

Items Amended in this Amendment No. 1

This Amendment No. 1 sets forth the Original Form 10-K, as modified and superseded where necessary to reflect the Restatement and the related disclosure controls and procedures and internal control considerations. Accordingly, the following items included in the Original Form 10-K have been amended:

●	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Item 8. Financial Statements and Supplementary Data

●	Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

●	Item 9A, Controls and Procedures

The Company is including with this Amendment No. 1 currently dated certifications from its Chief Executive Officer and Chief Financial Officer.

Except as described above, this Amendment No. 1 does not amend, update or change any other disclosures in the Original Form 10-K. In addition, the information contained in this Amendment No. 1 does not reflect events occurring after the Original Form 10-K and does not modify or update the disclosures therein, except (i) to reflect the effects of the Restatement, and (ii) to update Item 8, noted above, to include events occurring subsequent to the Original Form 10-K and through the issuance date of these financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

FORM 10-K

AS OF DECEMBER 31, 2022 AND

FOR THE PERIOD FROM JANUARY 19, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

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

On June 21, 2022, we consummated our initial public offering (the “IPO”) of 9,775,000 units (the “Units”), which included 1,275,000 units issued upon the full exercise of the over-allotment option of the underwriters of the IPO. Each Unit consists of one share of our Class A common stock (the “Class A Common Stock”), $0.0001 par value per share (the “Public Shares”), one redeemable warrant (the “Warrants”), each Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, and one right (the “Rights”), each one Right entitling the holder thereof to exchange for one-tenth (1/10) of one Class A Common Stock upon the completion of the Company’s initial business combination, generating gross proceeds of $97,750,000. Simultaneously with the closing of the IPO, we completed the private sale (the “Private Placement”) of 498,875 units (the “Private Units”, consisting of one Class A Common Stock, or the “Private Share”, one warrant, or the “Private Warrant”, and one right, or the “Private Right”), including 478,875 units to the Company’s sponsor, Feutune Light Sponsor LLC (the “Sponsor”), and 20,000 units to US Tiger Securities, Inc. (“US Tiger”, together with our Sponsor, directors and officers, the “founders”), the representative of the underwriters of the IPO, at a purchase price of $10.00 per Private Unit, generating gross proceeds of $4,988,750 (including $4,788,750 from Sponsor and $200,000 from US Tiger) (the “Private Placement Proceeds”). The Private Units are identical to the units as part of the Units in the IPO, except that the Private Units are not transferable, assignable or saleable (except to our officers and directors and other persons or entities affiliated with or related to our founders, each of whom will be subject to the same transfer restrictions) until 30 days after the completion of our initial business combination. The proceeds of $99,216,250 ($10.15 per Unit) in the aggregate from the IPO and a portion from the Private Placement (the “Trust Funds”), were placed in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

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

Financial Position

With funds in the Trust Account available for an initial business combination initially in the amount of $95,795,000, excluding $3,421,250 for the deferred underwriting compensation, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

All of our officers and directors as well as members of our sponsor are U.S. persons. Ms. Sau Fong Yeung, who is a member holding 41.3% equity interest in and the manager of our Sponsor, is a Hong Kong citizen and U.S. permanent resident based in Hong Kong. Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries – including aviation, defense, semiconductors, telecommunications and biotechnology – are subject to a mandatory filing with CFIUS. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations due to Ms. Sau Fong Yeung’s Hong Kong citizenship, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by FIRRMA to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business fall within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

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

Holders of Record

At March 15, 2023, there were 2 holders of record of our Class A Common Stock, 8 holders of record of our Class B Common Stock, 1 holder of record of our Units, 1 holder of record of our separately traded Warrants, and 1 holder of record of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

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

On June 21, 2022, we consummated our initial public offering (the “IPO”) of 9,775,000 units (the “Units”), which included 1,275,000 units issued upon the full exercise of the over-allotment option of the underwriters of the IPO. Each Unit consists of one share of our Class A common stock (the “Class A Common Stock”), $0.0001 par value per share (the “Public Shares”), one redeemable warrant (the “Warrants”), each Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, and one right (the “Rights”), each one Right entitling the holder thereof to exchange for one-tenth (1/10) of one Class A Common Stock upon the completion of the Company’s initial business combination, generating gross proceeds of $97,750,000. Simultaneously with the closing of the IPO, we completed the private sale (the “Private Placement”) of 498,875 units (the “Private Units”, consisting of one Class A Common Stock, or the “Private Share”, one warrant, or the “Private Warrant”, and one right, or the “Private Right”) , including 478,875 units to the Company’s sponsor, Feutune Light Sponsor LLC (the “Sponsor”), and 20,000 units to US Tiger Securities, Inc. (“US Tiger”, together with our Sponsor, directors and officers, the “founders”), the representative of the underwriters of the IPO, at a purchase price of $10.00 per Private Unit, generating gross proceeds of $4,988,750 (including $4,788,750 from Sponsor and $200,000 from US Tiger) (the “Private Placement Proceeds”). The Private Units are identical to the units as part of the Units in the IPO, except that the Private Units are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with or related to our founders, each of whom will be subject to the same transfer restrictions) until 30 days after the completion of our initial business combination. The proceeds of $99,216,250 ($10.15 per Unit) in the aggregate from the IPO and a portion from the Private Placement (the “Trust Funds”), were placed in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

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

For the period from January 19, 2022 (inception) through December 31, 2022, we had a net income of $404,616 from interest income less formation and operating costs and tax expenses.

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

As of December 31, 2022, the Company had cash of $546,632 and a working capital of $170,176.

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

In addition, under our amended and restated certificate of incorporation provides that we will have only nine months from the closing of the IPO to complete the initial Business Combination, which may be extended up to three times by an additional three-month each time to a total of 18 months from the closing of IPO. If we are unable to complete a Business Combination by March 20, 2023, (December 20, 2023 upon maximum extension), we may seek approval from our stockholders holding no less than 65% or more of the votes to approve to extend the completion period if we fail to obtain approval from our stockholders for such extension or we do not seek such extension, the Company will cease all operations. On March 21, 2023, an aggregate of $977,500 was deposited by the Sponsor into the Trust Account for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by three months from March 21, 2023 to June 21, 2023.

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

We accounted for the 9,775,000 Warrants issued with the IPO and 498,875 warrants issued with the Private Placement as equity instruments. We accounted for the Warrants as an expense of the IPO and Private Placement resulting in a charge directly to stockholders’ equity. We estimated that the fair value of the Warrants issued with the IPO was approximately $1.1 million, or $0.108 per Unit, using the Monte Carlo Model.  We estimated that the fair value of the Warrants from the sale of the Private Placement Units was approximately $0.05 million, or $0.108 per Unit, using the Monte Carlo Model

The fair value of the Warrants was estimated as of the date of grant using the following assumptions: (1) expected volatility of 10.3%, (2) risk-free interest rate of 2.92%, (3) expected life of 1.38 years, (4) exercise price of $11.50 and (5) stock price of $9.76.

Common Stock Subject to Possible Redemption

We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.24  per share as temporary equity, outside of the stockholders’ equity section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Dismissal and Appointment of  Independent Registered Public Accounting Firm

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

Further Dismissal and Appointment of  Independent Registered Public Accounting Firm

On April 25, 2023, our Board of Directors and Audit Committee authorized dismissal of Marcum and engagement of MaloneBailey as the new independent registered public accounting firm of the Company, for the audit of the Company for the fiscal year ending December 31, 2023, effective April 25, 2023. MaloneBailey is also re-auditing the Company’s financial statements for the period from the inception until December 31, 2022.

The Company was incorporated on January 19, 2022 and the financial statements for the period from its inception through December 31, 2022 was audited by Marcum. The auditor’s report on the financial statements for the period ending December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that it has expressed uncertainty about the Company’s ability to continue as a going concern. Other than the foregoing, Marcum has not conducted any audit on the Company’s financial statements for any fiscal year, nor has it issued any audit report since incorporation.

In addition, since Marcum’s engagement on October 12, 2022, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreements in connection with its report on the Company’s financial statements for such periods. Also, during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Marcum with a copy of the above disclosure prior to its filing with the SEC, and requested that Marcum furnish the Company a letter addressed to the SEC stating whether or not it agreed with the statements herein and, if not, stating the respects in which it did not agree. A copy of Marcum’s letter dated May 1, 2023 was furnished as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC by the Company on May 1, 2023.

During the Company’s most recent fiscal year and through April 25, 2023, neither the Company nor anyone acting on the Company’s behalf consulted MaloneBailey with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weakness in internal controls related to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. These material weaknesses resulted in misstatement in the accounting for complex equity instruments in connection with our initial public offering and under accrual for income taxes. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles and to seek consultation of tax experts. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

The sale of the Founders Shares to the Company’s management and directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 505,000 shares granted to the Company’s management and directors less estimated forfeitures of 75,650 shares was $107,712 for a total of 429,350 shares or $0.25 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the Business Combination is consummated under ASC 718. As such no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is consummated in an amount equal to the number of Founders Shares with estimated forfeiture times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 therein.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b) Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 15, 2022, among the Registrant, US Tiger and EF Hutton, division of Benchmark Investments, LLC, as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

3.1	Amended and Restated Certificate of Incorporation, dated June 14, 2022 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 31, 2023)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated June 19, 2023 and filed on June 20, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 20, 2023)

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

4.5	Warrant Agreement, dated June 15, 2022, between the Registrant and Continental Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

4.6	Right Agreement, dated June 15, 2022, between the Registrant and Continental Stock Transfer & Trust Company, LLC, as right agent (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

4.7	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.7 to Registrant’s Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 31, 2023).

10.1	Letter Agreement, dated June 15, 2022, among the Registrant and certain stockholders (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.2	Investment Management Trust Agreement, dated June 15, 2022, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC, as trustee. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.3	Registration Rights Agreement, dated June 15, 2022, among the Registrant, certain security holders. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.4	Private Placement Units Purchase Agreement, dated June 15, 2022, by and between the Registrant and Sponsor (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.5	Private Placement Units Purchase Agreement, dated June 15, 2022, by and between the Registrant and US Tiger (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.6	Form of Indemnity Agreements, dated June 15, 2022, by and between the Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.7	Securities Transfer Agreement, dated June 15, 2022, among the Registrant and certain directors and officers of the Registrant (incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.8	Promissory Note, dated March 20, 2023, issued by Feutune Light Acquisition Corporation to Feutune Light Sponsor LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 22, 2023)

10.9	Short-Term Loan Note, dated March 20, 2023, issued by Feutune Light Acquisition Corporation to Feutune Light Sponsor LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 22, 2023)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEUTUNE LIGHT ACQUISITION CORPORATION

Dated: August 18, 2023	By:	/s/ Yuanmei Ma
	Name:	Yuanmei Ma
	Title:	CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xuedong (Tony) Tian	Chief Executive Officer (Principal executive officer)	August 18, 2023
Xuedong (Tony) Tian	and Director

/s/ Lei Xu	President and Chairwoman	August 18, 2023
Lei Xu

/s/ Yuanmei Ma	Chief Financial Officer (Principal Financial and	August 18, 2023
Yuanmei Ma	Accounting Officer)

/s/ Kevin Vassily	Independent Director	August 18, 2023
Kevin Vassily

/s/ David Ping Li	Independent Director	August 18, 2023
David Ping Li

/s/ Michael Davidov	Independent Director	August 18, 2023
Michael Davidov

FEUTUNE LIGHT ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Feutune Light Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Feutune Light Acquisition Corporation (the “Company”) as of December 31, 2022, and the related statements of operations, statement of changes in stockholders’ deficit, and cash flows for the period from January 19, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the period from January 19, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. Liquidity concern and mandatary liquidation raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Correction of Misstatements

As discussed in Note 2 to the financial statements, the 2022 financial statements have been restated to correct certain misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2023.

Houston, Texas

August 18, 2023

FEUTUNE LIGHT ACQUISITION CORPORATION

BALANCE SHEET

December 31, 2022

(Restated)

Assets
Cash	$546,632
Prepaid expenses	168,491
Total current assets	715,123

Investments held in Trust Account	100,525,498
Total Assets	$101,240,621

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$91,776
Franchise tax payable	56,918
Income taxes payable	396,253
Total Current Liabilities	544,947

Deferred underwriters’ discount	3,421,250
Total Liabilities	3,966,197

Commitments and Contingencies

Class A common stock subject to possible redemption, 9,775,000 shares at conversion value of $10.24 per share	100,072,326

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-
Class A common stock, $0.0001 par value, 25,000,000 shares authorized, 558,875 issued and outstanding (excluding 9,775,000 shares subject to possible redemption)	56
Class B common stock, $0.0001 par value, 4,500,000 shares authorized, 2,443,750 shares issued and outstanding	244
Additional paid-in capital	-
Accumulated deficit	(2,798,202)
Total Stockholders’ Deficit	(2,797,902)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$101,240,621

The accompanying notes are an integral part of these financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

(Restated)

For the Period from January 19, 2022 (inception) through December 31, 2022
Formation and operating costs	$451,461
Franchise tax expenses	56,918
Loss from Operations	$(508,379)

Other income
Interest earned on investments held in Trust Account	1,309,248

Income before income taxes	800,869

Income taxes	396,253

Net Income	$404,616

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,452,529
Basic and diluted net income per share, common stock subject to possible redemption	$0.67
Basic and diluted weighted average shares outstanding, common stock attributable to Feutune Light Acquisition Corporation	2,614,542
Basic and diluted net loss per share, common stock attributable to Feutune Light Acquisition Corporation	$(1.25)

The accompanying notes are an integral part of these financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 19, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

(Restated)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 19, 2022 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial stockholders	-	-	2,443,750	244	24,756	-	25,000
Sale of public units through public offering	9,775,000	978	-	-	97,749,022	-	97,750,000
Sale of private placement shares	498,875	50	-	-	4,988,700	-	4,988,750
Issuance of representative shares	60,000	6	-	-	72,169	-	72,175
Offering costs	-	-	-	-	(5,966,117)	-	(5,966,117)
Reclassification of common stock subject to redemption	(9,775,000)	(978)	-	-	(95,422,572)	-	(95,423,550)
Allocation of offering costs to common stock subject to redemption	-	-	-	-	5,824,123	-	5,824,123
Accretion of carrying value to redemption value	-	-	-	-	(7,270,081)	(3,202,818)	(10,472,899)
Net Income	-	-	-	-	-	404,616	404,616
Balance as of December 31, 2022 (Restated)	558,875	$56	2,443,750	$244	-	$(2,798,202)	$(2,797,902)

The accompanying notes are an integral part of these financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 19, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

(Restated)

Cash Flows from Operating Activities:
Net Income	$404,616
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,309,248)
Changes in operating assets and liabilities:
Prepaid expenses	(168,491)
Accrued expenses	91,776
Franchise tax payable	56,918
Income taxes payable	396,253
Net Cash Used in Operating Activities	(528,176)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(99,216,250)
Net cash used in investing activities	(99,216,250)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of promissory note to related party	280,000
Payment of promissory note to related party	(280,000)
Proceed from public offering	97,750,000
Proceed from private placement	4,988,750
Payment of underwriter discount	(1,955,000)
Payment of deferred offering costs	(517,692)
Net Cash Provided by Financing Activities	100,291,058

Net Change in Cash	546,632

Cash, Beginning of Period	-
Cash, End of Period	$546,632

Supplemental Cash Flow Information
Cash paid for income taxes	$-
Cash paid for interest	$-

Non-cash Financing Activities:
Deferred underwriters’ marketing fees	$3,421,250
Issuance of representative shares	$72,175
Change in value of common stock subject to redemption	$95,423,550
Allocation of offering costs to common stock subject to redemption	$5,824,123
Accretion of carrying value to redemption value	$10,472,899

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

Transaction costs amounted to $5,966,117, consisting of $5,376,250 of underwriting fees and $517,692 of other offering costs and $72,175 fair value of the 60,000 Representative Shares as part of the transaction costs. Following the consummation of the IPO, cash of $1,029,523 were held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Following the closing of the IPO, $99,216,250 ($10.15 per Public Unit) from the proceed of the IPO and the proceeds from the sale of the Private Placement Units was held in a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account invested only in U.S. government treasury bills, bonds or notes with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury, so that the Company are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay the Company’s tax obligation, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (a) the completion of the initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend then current amended and restated Company’s certificate of incorporation (i) to modify the substance or timing of its obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Company’s Public Shares if it does not complete the initial Business Combination within the Combination Period (as defined below) the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of 100% of the Company’s Public Shares if it is unable to complete the Business Combination within the required time frame, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which could have higher priority than the claims of the Company’s public stockholders. If the Company anticipate that it may not be able to consummate its initial Business Combination by March 21, 2023 (within nine (9) months from the consummation of the IPO), it may extend the period of time to consummate a Business Combination up to three (3) times by an additional three-month period each time for a total of up to 9 months, affording the Company up to December 21, 2023 (up to eighteen (18) months from the consummation of the IPO) to complete its initial Business Combination. Public stockholders will not be offered the opportunity to vote on or redeem their shares if the Company chooses to make any such paid extension. On March 21, 2023, an aggregate of $977,500 was deposited by the Sponsor into the Trust Account for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by three months from March 21, 2023 to June 21, 2023.

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

On June 16, 2023, the Company held a special meeting of the stockholders (the “Special Meeting”), where the stockholders of the Company approved the Company to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to allow the Company until June 21, 2023 to consummate an initial Business Combination and may elect to extend the period to consummate an initial Business Combination up to nine times, each by an additional one-month period (each, a “Monthly Extension”), for a total of up to nine months to March 21, 2024, by depositing to the Company’s Trust Account, the lesser of (i) $100,000 for all Public Shares and (ii) $0.04 for each Public Share for each one-month extension. On June 20, 2023, a certificate of amendment to the Charter (the “Charter Amendment”) was filed with the State of Delaware, effective on the same date.

On June 20, 2023, $100,000 (the “June Monthly Extension Payment”) was deposited into the Trust Account for the public stockholders, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from June 21, 2023 to July 21, 2023 (the “June Extension”). The June Extension is the first of the up to nine Monthly Extensions permitted under the amended Charter.

In connection with the June Monthly Extension Payment, the Company issued an unsecured promissory note of $100,000 (the “Note”) to the Sponsor to evidence the payments made by the Sponsor for the June Monthly Extension Payment.

The Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) any enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Note may be accelerated.

The payee of the Note, the Sponsor, has the right, but not the obligation, to convert the Note, in whole or in part, respectively, into Private Units of the Company, that are identical to Public Units of the Company, subject to certain exceptions, as described in the Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Private Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

In connection with the votes to approve the Charter Amendment, 4,791,507 shares of Class A Common Stock of the Company were rendered for redemption.

On July 20, 2023, an aggregate of $100,000 (the “July Monthly Extension Payment”) was deposited into the Trust Account for the public stockholders, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from July 21, 2023 to August 21, 2023 (the “July Extension”). The July Extension is the second of the up to nine Monthly Extensions permitted under the amended Charter.

The July Monthly Extension Payment was deposited by the Company from its working capital account in lieu of a deposit by the Sponsor. Such advancement shall be repaid by the Sponsor or its affiliates or designees to the Company within two months of the deposit, at which time, the Company will issue a promissory note to the Sponsor or its affiliates or designees to evidence the payment for the July Extension.

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

As of December 31, 2022, the Company had cash of $546,632 and a working capital of $170,176.

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

In addition, under the Company’s amended and restated certificate of incorporation provides that the Company will have only nine months from the closing of the IPO to complete the initial Business Combination, which may be extended up to three times by an additional three-month each time to a total of 18 months from the closing of IPO. If the Company is unable to complete a Business Combination by March 21, 2023 (or December 21, 2023  upon maximum extension), the Company may seek approval from its stockholders holding no less than 65% or more of the votes to approve to extend the completion period. If the Company fails to obtain approval from the stockholders for such extension or the Company does not seek such extension, the Company will cease all operations. On March 21, 2023, an aggregate of $977,500 was deposited by the Sponsor into the Trust Account for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by three months from March 21, 2023 to June 21, 2023.

On June 16, 2023, the Company held a special meeting of the stockholders (the “Special Meeting”), where the stockholders of the Company approved the Company to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to allow the Company until June 21, 2023 to consummate an initial Business Combination and may elect to extend the period to consummate an initial Business Combination up to nine times, each by an additional one-month period (each, a “Monthly Extension”), for a total of up to nine months to March 21, 2024, by depositing to the Company’s Trust Account, the lesser of (i) $100,000 for all Public Shares and (ii) $0.04 for each Public Share for each one-month extension. On June 20, 2023, a certificate of amendment to the Charter (the “Charter Amendment”) was filed with the State of Delaware, effective on the same date.

On June 20, 2023, $100,000 (the “June Monthly Extension Payment”) was deposited into the Trust Account for the public stockholders, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from June 21, 2023 to July 21, 2023 (the “June Extension”). The June Extension is the first of the up to nine Monthly Extensions permitted under the amended Charter.

In connection with the June Monthly Extension Payment, the Company issued an unsecured promissory note of $100,000 (the “Note”) to the Sponsor to evidence the payments made by the Sponsor for the June Monthly Extension Payment.

The Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) any enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Note may be accelerated.

The payee of the Note, the Sponsor, has the right, but not the obligation, to convert the Note, in whole or in part, respectively, into Private Units of the Company, that are identical to Public Units of the Company, subject to certain exceptions, as described in the Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Private Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

In connection with the votes to approve the Charter Amendment, 4,791,507 shares of Class A Common Stock of the Company were rendered for redemption.

On July 20, 2023, an aggregate of $100,000 (the “July Monthly Extension Payment”) was deposited into the Trust Account for the public stockholders, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from July 21, 2023 to August 21, 2023 (the “July Extension”). The July Extension is the second of the up to nine Monthly Extensions permitted under the amended Charter.

The July Monthly Extension Payment was deposited by the Company from its working capital account in lieu of a deposit by the Sponsor. Such advancement shall be repaid by the Sponsor or its affiliates or designees to the Company within two months of the deposit, at which time, the Company will issue a promissory note to the Sponsor or its affiliates or designees to evidence the payment for the July Extension.

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

Note 2 — Significant accounting policies

Restatement of previously issued financial statements

Subsequent to the initial issuance of the Company’s 2022 financial statements reported on the Company’s form 10-K on March 31, 2023, management concluded that the previously issued audited financial statements for the period from January 19, 2022 (inception) through December 31, 2022, should be restated to correct the following errors:

1)	Adjustment #1: change the initial fair value allocation of public shares and warrants due to errors in the original valuation of instruments in the IPO units and change the accretion of carrying value to redemption value;

2)	Adjustment # 2: correction of federal and state income taxes accrual.

The following tables summarize the effect of the restatements on line items from the Company’s financial statements as follows:

	As Previously Reported	Adjustment # 1	Adjustment # 2	As Restated
Balance sheet as of December 31, 2022
Liabilities
Income taxes payable	$194,636	$-	$201,617	$396,253
Deferred tax liability	68,352	-	(68,352)	-
Total liabilities	$262,988	$-	$133,265	$396,253

Commitments and Contingencies	$100,205,591	$-	$(133,265)	$100,072,326

Statement of income for the period from January 19, 2022 (inception) through December 31, 2022

Income taxes	$262,988	$-	$133,265	$396,253
Net income	$537,881	$-	$(133,265)	$404,616
Basic and diluted net income per share, common stock subject to possible redemption	$0.81	$(0.12)	$(0.02)	$0.67
Basic and diluted net loss per share, common stock attributable to Feutune Light Acquisition Corporation	$(1.49)	$0.24	$-	$(1.25)

Statement of changes in stockholders’ deficit for the period from January 19, 2022 (inception) through December 31, 2022

Issuance of representative shares	$517,809	$(445,640)	$-	$72,169
Offering costs	$(6,411,757)	$445,640	$-	$(5,966,117)
Reclassification of common stock subject to redemption	$(93,829,247)	$(1,593,325)	$-	$(95,422,572)
Allocation of offering costs to common stock subject to redemption	$6,154,646	$(330,523)	$-	$5,824,123
Accretion of carrying value to redemption value	$(12,530,012)	$1,923,848	$133,265	$(10,472,899)
Net Income	$537,881	$-	$(133,265)	$404,616

Statement of cash flows for the period from January 19, 2022 (inception) through December 31, 2022
Cash flows from operating activities:
Net income	$537,881	$-	$(133,265)	$404,616
Deferred taxes	$68,352	$-	$(68,352)	$-
Income taxes payable	$194,636	$-	$201,617	$396,253

Supplemental Disclosure of Cash Flow Information:
Change in value of common stock subject to redemption	$93,830,225	$1,593,325	$-	$95,423,550
Allocation of offering costs to common stock subject to redemption	$6,154,646	$(330,523)	$-	$5,824,123
Accretion of carrying value to redemption value	$12,530,012	$(1,923,848)	$(133,265)	$10,472,899

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

Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as interest income in the accompanying statement of income. Interest income for the period from January 19, 2022 (inception) through December 31, 2022 amounted to $1,309,248.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ deficit . The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022, common stock subject to possible redemption are presented at redemption value of $10.24 per share as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $5,966,117 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to stockholders’ equity upon the completion of the IPO.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) rateably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2022, the Company has not considered the effect of the Warrants sold in the IPO and the Private Placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

The net income (loss) per share presented in the statement of income is based on the following:

For the Period from January 19, 2022 (inception) through December 31, 2022
(Restated)
Net income	$404,616
Accretion of carrying value to redemption value	(10,472,899)
Net loss including accretion of carrying value to redemption value	$(10,068,283)

	For the Period from
	January 19, 2022
	(inception) through
	December 31, 2022
	(Restated)
		Non-
	Redeemable Common	Redeemable Common
	Share	Share	Total
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(6,805,147)	$(3,263,136)	$(10,068,283)
Accretion of carrying value to redemption value	10,472,899	—	10,472,899
Allocation of net income/(loss)	$3,667,752	$(3,263,136)	$404,616
Denominators:
Weighted-average shares outstanding	5,452,529	2,614,542
Basic and diluted net income/(loss) per share	$0.67	$(1.25)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of December 31, 2022, approximately $297,000 was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis. The Company is also registered as a foreign corporation with the State of New Jersey Department of the Treasury and is subject to New Jersey state tax laws.

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

Stock-Based Compensation

The sale of the Founders Shares to the Company’s management and directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 505,000 shares granted to the Company’s management and directors less estimated forfeitures of 75,650 shares was $107,712 for a total of 429,350 shares or $0.25 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the Business Combination is consummated under ASC 718. As such no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is consummated in an amount equal to the number of Founders Shares with estimated forfeiture times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

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

As of December 31, 2022, the common stock reflected on the balance sheet are reconciled in the following table.

As of December 31, 2022
(Restated)
Gross proceeds	$97,750,000
Less:
Proceeds allocated to Warrants issued in IPO	(1,055,700)
Proceeds allocated to Rights issued in IPO	(1,270,750)
Offering costs of Public Units	(5,824,123)
Plus:
Accretion of carrying value to redemption value	10,472,899
Common stock subject to possible redemption	$100,072,326

Note 5 — Private Placement

Substantially concurrently with the closing of the IPO, the Company completed the sale of 498,875 Private Placement Units at a price of $10.00 per unit including 478,875 units to the Company’s Sponsor, and 20,000 units to US Tiger for aggregate proceeds to the Company of $4,988,750. Each Private Placement Units consists of one share of Class A Common Stock, one Warrant, and one Right. The Sponsor will be permitted to transfer the Private Placement Units held by them to certain permitted transferees, including the Company’s officers and directors and other persons or entities affiliated with or related to it or them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the founders.

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

The sale of the Founders Shares to the Company’s management and directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 505,000 shares granted to the Company’s management and directors less estimated forfeiture of 75,650 shares was $107,712 for a total of 429,350 shares or $0.25 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the Business Combination is consummated under ASC 718. As such no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is consummated in an amount equal to the number of Founders Shares with estimated forfeiture times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Representative Shares

The Company also issued 60,000 Representative Shares to US Tiger as part of representative compensation. The Representative Shares are identical to the Public Shares except that US Tiger has agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. In addition, US Tiger has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period. The fair value of the shares at IPO was valued at $72,175 or $1.20 per share, which was based on the Class A common stock adjusted for the likelihood of a Business Combination and with a discount applied for the lack of marketability.

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

The Company accounted for the 9,775,000 Warrants issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.  The Company accounted for the Warrant as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the Warrants is approximately $1.1 million, or $0.108 per Unit, using the Monte Carlo Model. The fair value of the Warrants is estimated as of the date of grant using the following assumptions: (1) expected volatility of 10.3%, (2) risk-free interest rate of 2.92%, (3) expected life of 1.38 years, (4) exercise price of $11.50 and (5) stock price of $9.76.

The Company accounted for the 498,875 Warrants issued with the Private Placement as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.  The Company accounted for the Warrant as an expense of the sale of the Private Placement Units resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the Warrants was approximately $0.05 million, or $0.108 per Unit, using the Monte Carlo Model. The fair value of the Warrants is estimated as of the date of grant using the following assumptions: (1) expected volatility of 10.3%, (2) risk-free interest rate of 2.92%, (3) expected life of 1.38 years, (4) exercise price of $11.50 and (5) stock price of $9.76.

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

The income tax provision consists of the following for the period from January 19, 2022 (inception) through December 31, 2022:

For the Period from January 19, 2022 (inception) through
December 31, 2022
(Restated)
Current
Federal	$233,530
State	162,723
Deferred
Federal	(69,606)
State	(29,831)
Valuation allowance	99,437
Income tax provision	$396,253

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

For the Period from
January 19, 2022
(inception) through
December 31, 2022
(Restated)
U.S. federal statutory rate	21.0%
State income tax, net of federal benefit	11.5%
Permanent difference	4.5%
Change in valuation allowance	12.5%
Effective tax rate	49.5%

The Company’s net deferred tax assets and liability were as follows as of December 31, 2022:

Deferred tax assets(liability):
Start up costs	$99,437
Valuation allowance	(99,437)
Total deferred tax assets(liability), net	$-

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

Note 10 — Subsequent Events

On March 21, 2023, an aggregate of $977,500 was deposited by the Sponsor into the Trust Account for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by three months from March 21, 2023 to June 21, 2023.

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

On June 16, 2023, the Company held a special meeting of the stockholders (the “Special Meeting”), where the stockholders of the Company approved the Company to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to allow the Company until June 21, 2023 to consummate an initial Business Combination and may elect to extend the period to consummate an initial Business Combination up to nine times, each by an additional one-month period (each, a “Monthly Extension”), for a total of up to nine months to March 21, 2024, by depositing to the Company’s Trust Account, the lesser of (i) $100,000 for all Public Shares and (ii) $0.04 for each Public Share for each one-month extension. On June 20, 2023, a certificate of amendment to the Charter (the “Charter Amendment”) was filed with the State of Delaware, effective on the same date.

On June 20, 2023, $100,000 (the “June Monthly Extension Payment”) was deposited into the Trust Account for the public stockholders, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from June 21, 2023 to July 21, 2023 (the “June Extension”). The June Extension is the first of the up to nine Monthly Extensions permitted under the amended Charter.

In connection with the June Monthly Extension Payment, the Company issued an unsecured promissory note of $100,000 (the “Note”) to the Sponsor to evidence the payments made by the Sponsor for the June Monthly Extension Payment.

The Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) any enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Note may be accelerated.

The payee of the Note, the Sponsor, has the right, but not the obligation, to convert the Note, in whole or in part, respectively, into Private Units of the Company, that are identical to Public Units of the Company, subject to certain exceptions, as described in the Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Private Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

In connection with the votes to approve the Charter Amendment, 4,791,507 shares of Class A Common Stock of the Company were rendered for redemption.

On July 20, 2023, an aggregate of $100,000 (the “July Monthly Extension Payment”) was deposited into the Trust Account for the public stockholders, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from July 21, 2023 to August 21, 2023 (the “July Extension”). The July Extension is the second of the up to nine Monthly Extensions permitted under the amended Charter.

The July Monthly Extension Payment was deposited by the Company from its working capital account in lieu of a deposit by the Sponsor. Such advancement shall be repaid by the Sponsor or its affiliates or designees to the Company within two months of the deposit, at which time, the Company will issue a promissory note to the Sponsor or its affiliates or designees to evidence the payment for the July Extension.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date financial statement is issued. Based on this review, other than the subsequent event disclosed above, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.