Form 10-Q
period 2023-06-30
Feutune Light Acquisition Corp
filed 2023-08-21
CIK 1912582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of June 30, 2023, 5,542,368 shares of Class A common stock of the registrant, par value $0.0001 per share, and 2,443,750 shares of Class B common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

FEUTUNE LIGHT ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Other Assets
Cash	$410,947	$546,632
Prepaid expenses	70,583	168,491
Total current assets	481,530	715,123

Investments held in Trust Account	52,553,666	100,525,498
Total Assets	$53,035,196	$101,240,621

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$46,254	$91,776
Franchise tax payable	25,853	56,918
Income taxes payable	201,885	396,253
Loan from shareholders	1,077,500	-
Total Current Liabilities	1,351,492	544,947

Deferred tax liability	-	-
Deferred underwriters’ discount	3,421,250	3,421,250
Total Liabilities	4,772,742	3,966,197

Commitments and Contingencies

Class A common stock subject to possible redemption, 4,983,493 shares and 9,775,000 shares at conversion value of $10.50 and $10.24 per share as of June 30, 2023 and December 31, 2022, respectively	52,325,928	100,072,326
Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 25,000,000 shares authorized, 558,875 issued and outstanding (excluding 4,983,493 shares subject to possible redemption)	56	56
Class B common stock, $0.0001 par value, 4,500,000 shares authorized, 2,443,750 shares issued and outstanding	244	244
Additional paid-in capital	-	-
Accumulated deficit	(4,063,774)	(2,798,202)
Total Stockholders’ Deficit	(4,063,474)	(2,797,902)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$53,035,196	$101,240,621

The accompanying notes are an integral part of these unaudited financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Period from January 19, 2022 (inception) through
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Formation and operating costs	$206,073	$93,423	$343,073	$93,974
Franchise tax expenses	24,400	2,333	48,600	2,333
Loss from Operations	$(230,473)	$(95,756)	$(391,673)	$(96,307)

Other income
Interest earned on investment held in Trust Account	1,181,500	22,685	2,274,399	22,685

Income before income taxes	951,027	(73,071)	1,882,726	(73,622)

Income taxes provision	349,023	-	669,632	-

Net Income (Loss)	$602,004	$(73,071)	$1,213,094	$(73,622)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	9,402,327	966,758	9,588,664	543,056
Basic and diluted net income per share, common stock subject to possible redemption	$0.07	$6.90	$0.16	$14.14
Basic and diluted weighted average shares outstanding, common stock attributable to Feutune Light Acquisition Corporation	3,002,625	2,212,763	3,002,625	2,173,757
Basic and diluted net loss per share, common stock attributable to Feutune Light Acquisition Corporation	$(0.01)	$(3.05)	$(0.10)	$(3.57)

The accompanying notes are an integral part of these unaudited financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND FOR THE PERIOD JANUARY 19, 2022 (INCEPTION) THROUGH JUNE 30, 2022

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	558,875	$56	2,443,750	$244	$-	$(2,798,202)	$(2,797,902)
Accretion of carrying value to redemption value	-	-	-	-	-	(1,725,591)	(1,725,591)
Net Income	-	-	-	-	-	611,090	611,090
Balance as of March 31, 2023	558,875	$56	2,443,750	$244	$-	$(3,912,703)	$(3,912,403)
Accretion of carrying value to redemption value	-	-	-	-	-	(753,075)	(753,075)
Net Income	-	-	-	-	-	602,004	602,004
Balance as of June 30, 2023	558,875	$56	2,443,750	$244	$-	$(4,063,774)	$(4,063,474)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 19, 2022 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial stockholders	-	-	2,443,750	244	24,756	-	25,000
Net loss	-	-	-	-	-	(551)	(551)
Balance as of March 31, 2022	-	$-	2,443,750	$244	$24,756	$(551)	$24,449
Sale of public units through public offering	9,775,000	978	-	-	97,749,022	-	97,750,000
Sale of private placement shares	498,875	50	-	-	4,988,700	-	4,988,750
Issuance of representative shares	60,000	6	-	-	72,169	-	72,175
Underwriters’ discount	-	-	-	-	(5,966,117)	-	(5,966,117)
Reclassification of common stock subject to redemption	(9,775,000)	(978)	-	-	(95,422,572)	-	(95,423,550)
Allocation of offering costs to common stock subject to redemption	-	-	-	-	5,824,123	-	5,824,123
Accretion of carrying value to redemption value	-	-	-	-	(7,270,081)	(2,346,742)	(9,616,823)
Net Loss	-	-	-	-	-	(73,071)	(73,071)
Balance as of June 30, 2022	558,875	$56	2,443,750	$244	$-	$(2,420,364)	$(2,420,064)

The accompanying notes are an integral part of these unaudited financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30, 2023	For the Period from January 19, 2022 (inception) through June 30, 2022

Cash Flows from Operating Activities:
Net Income (loss)	$1,213,094	$(73,622)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(2,274,399)	(22,685)
Changes in operating assets and liabilities:
Prepaid expenses	97,908	-
Accrued expenses	(45,520)	48,689
Franchise tax payable	(31,065)	2,333
Income taxes payable	(194,368)	-
Net Cash Used in Operating Activities	(1,234,350)	(45,285)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(1,077,500)	(99,216,250)
Cash withdrawn from trust to pay taxes	1,098,665	-
Cash withdrawn from Trust Account in connection with redemption	50,225,065	-
Net Cash Provided by (Used in) Investing Activities	50,246,230	(99,216,250)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	-	25,000
Proceeds from issuance of promissory note to related party	1,077,500	280,000
Payment of promissory note to related party	-	(280,000)
Proceed from public offering	-	97,750,000
Proceed from private placement	-	4,988,750
Payment of underwriter discount	-	(1,955,000)
Payment of deferred offering costs	-	(517,692)
Redemption of Class A Common Stock	(50,225,065)	-
Net Cash Provided by (Used in) Financing Activities	(49,147,565)	100,291,058

Net Change in Cash	(135,685)	1,029,523

Cash at Beginning of Period	546,632	-
Cash at End of Period	$410,947	$1,029,523

Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value	$2,478,666	$9,616,823
Deferred underwriters’ marketing fees	$-	$3,421,250
Issuance of representative shares	$-	$72,175
Change in value of common stock subject to redemption	$-	$95,422,572
Allocation of offering costs to common stock subject to redemption	$-	$5,824,123

The accompanying notes are an integral part of these unaudited financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. For the period from January 19, 2022 (inception) through June 30, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Transaction costs amounted to $5,966,117, consisting of $5,376,250 of underwriting fees, $517,692 of other offering cost and of $72,175 fair value of the 60,000 Representative Shares as part of the transaction costs. Following the consummation of the IPO, cash of $1,029,523 were held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

In connection with the June Monthly Extension Payment, the Company issued an unsecured promissory note of $100,000 (the “June Note”) to the Sponsor to evidence the payments made by the Sponsor for the June Monthly Extension Payment.

The June Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) any enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the June Note may be accelerated.

The payee of the June Note, the Sponsor, has the right, but not the obligation, to convert the June Note, in whole or in part, respectively, into Private Units of the Company, that are identical to Public Units of the Company, subject to certain exceptions, as described in the Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Private Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

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

On August 21, 2023, an aggregate of $100,000 (the “August Monthly Extension Payment”) was deposited into trust account of the Company for the public stockholders, which enabled the Company to extend the period of time it has to consummate its initial business combination by one month from August 21, 2023 to September 21, 2023 (the “August Extension”). The August Extension is the third of the up to nine Monthly Extensions permitted under the Company’s Amended and Restated Certificate of Incorporation currently in effect .

In connection with the August Monthly Extension Payment, the Company issued an unsecured promissory note of $100,000 (the “August Note”) to the Sponsor to evidence the payments made by the Sponsor for the August Monthly Extension Payment.

The August Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date of the Maturity Date. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) any enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the August Note may be accelerated.

The payee of the August Note, the Sponsor, has the right, but not the obligation, to convert the August Note, in whole or in part, respectively, into Private Units of the Company, that are identical to Public Units of the Company, subject to certain exceptions, as described in the Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Private Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

As of the date of this report, we have not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities. We currently have until September 21, 2023 to consummate our initial Business Combination. However, if we anticipate that we may not be able to consummate our initial Business Combination by September 21, 2023, we may, but are not obligated to, extend the period of time to consummate our initial Business Combination for up to seven more times by an additional three months each time and may have until March 21, 2024 to consummate our initial Business Combination.

The shares of Class A Common Stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will consummate a Business Combination and, solely if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company currently has until September 21, 2023 (or March 21, 2024 upon maximum extension) to complete the initial Business Combination (the “Combination Period”).

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

As of June 30, 2023, the Company had cash of $410,947 and a working capital deficit of $869,962.

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

In addition, under the Company’s amended and restated certificate of incorporation provides that the Company will have only nine months from the closing of the IPO to complete the initial Business Combination, which may be extended up to three times by an additional three-month each time to a total of 18 months from the closing of IPO. If the Company is unable to complete a Business Combination by June 21, 2023 (or March 21, 2024 upon maximum extension), the Company may seek approval from its stockholders holding no less than 65% or more of the votes to approve to extend the completion period. If the Company fails to obtain approval from the stockholders for such extension or the Company does not seek such extension, the Company will cease all operations.

There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period and that the Company will obtain enough votes to extend the Combination Period. In connection with the Company’s assessment of going concern considerations in accordance with the Accounting Standards Update (“ASU”) 2014-15 of the Financial Accounting Standard Board (FASB), “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity concern and mandatary liquidation mentioned above raised substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $410,947 and $546,632 of cash held in bank accounts as of June 30, 2023 and December 31, 2022, respectively.

Investments held in Trust Account

At June 30, 2023 and December 31, 2022, $52,553,666 and $100,525,498, respectively of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as interest income in the accompanying statement of operations. Interest income for the six months ended June 30, 2023 and the period from January 19, 2022 (inception) through June 30, 2022 amounted to $2,274,399 and $22,685, respectively. Interest income for the three months ended June 30, 2023 and 2022 amounted to $1,181,500 and $22,685, respectively.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023, common stock subject to possible redemption are presented at redemption value of $10.50 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

As discussed in Note 1, in connection with the votes to approve the Charter Amendment, 4,791,507 shares of Class A Common Stock of the Company were rendered for redemption resulting in $50,225,065 paid from the Trust Account to redeeming stockholders. As a result of the redemption, as of June 30, 2023, the Company has 4,983,493 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet that are subject to redemption. See Note 4 for further details.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2023, the Company has not considered the effect of the Warrants sold in the IPO and the Private Placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022

Net income (loss)	$602,004	$(73,071)
Accretion of carrying value to redemption value	(753,075)	(9,616,823)
Net loss including accretion of carrying value to redemption value	$(151,071)	$(9,689,894)

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022
	Redeemable Common Stock	Non- Redeemable Common Stock	Redeemable Common Stock	Non- Redeemable Common Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(114,504)	$(36,567)	$(2,946,288)	$(6,743,606)
Accretion of carrying value to redemption value	753,075	—	9,616,823	—
Allocation of net income (loss)	$638,571	$(36,567)	$6,670,535	$(6,743,606)
Denominators:
Weighted-average shares outstanding	9,402,327	3,002,625	966,758	2,212,763
Basic and diluted net income (loss) per share	$0.07	$(0.01)	$6.90	$(3.05)

	For the Six Months Ended June 30, 2023	For the Period from January 7, 2022 (inception) through June 30, 2022

Net income (loss)	$1,213,094	$(73,622)
Accretion of carrying value to redemption value	(2,478,666)	(9,616,823)
Net loss including accretion of carrying value to redemption value	$(1,265,572)	$(9,690,445)

	For the Six Months Ended June 30, 2023		For the Period From January 7, 2022 (inception) through June 30, 2022
	Redeemable Common Stock	Non- Redeemable Common Stock	Redeemable Common Stock	Non- Redeemable Common Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(963,773)	$(301,799)	$(1,936,994)	$(7,753,451)
Accretion of carrying value to redemption value	2,478,666	—	9,616,823	—
Allocation of net income (loss)	$1,514,893	$(301,799)	$7,679,829	$(7,753,451)
Denominators:
Weighted-average shares outstanding	9,588,664	3,002,625	543,056	2,173,757
Basic and diluted net income (loss) per share	$0.16	$(0.10)	$14.14	$(3.57)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2023, approximately $161,000 in this account was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Reclassification

Certain prior period amounts on the Company’s statements of changes in stockholders’ deficit have been reclassified to conform to current year presentation. These reclassifications have no effect on the statement.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

Note 3 — Investments Held in Trust Account

As of June 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $52,553,666 and $100,525,498, respectively, in money market funds which are invested in short term U.S. Treasury Securities. Interest income for the six months ended June 30, 2023 and the period from January 19, 2022 (inception) through June 30, 2022 amounted to $2,274,399 and $22,685, respectively. Interest income for the three months ended June 30, 2023 and 2022 amounted to $1,181,500 and 22,685, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$52,553,666

Description	Level	December 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$100,525,498

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

As of June 30, 2023, and December 31, 2022, the common stock reflected on the balance sheet is reconciled in the following table.

	As of June 30, 2023	As of December 31, 2022
Gross proceeds	$97,750,000	$97,750,000
Less:
Proceeds allocated to Warrants issued in IPO	(1,055,700)	(1,055,700)
Proceeds allocated to Rights issued in IPO	(1,270,750)	(1,270,750)
Offering costs of Public Units	(5,824,123)	(5,824,123)
Redemption	(50,225,065)	-
Plus:
Accretion of carrying value to redemption value	12,951,566	10,472,899
Common stock subject to possible redemption	$52,325,928	$100,072,326

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

Note 6 — Related Party Transactions

Founder Shares

On February 2, 2022, the Sponsor acquired 2,443,750 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of June 30, 2023 and December 31, 2022, there were 2,443,750 Founder Shares issued and outstanding.

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

The sale of the Founder Shares to the Company’s management and directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 505,000 Founder Shares granted to the Company’s management and directors less the estimated forfeiture of 75,650 Founder Shares was $107,712 for a total of 429,350 Founder Shares or $0.25 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the Business Combination is consummated under ASC 718. As such no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is consummated in an amount equal to the number of Founder Shares less the number of Founder Shares forfeited times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Promissory Note — Related Party

On February 2, 2022, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) January 31, 2023 or (2) the date on which the Company consummates an initial public offering of its securities. Prior to the IPO, the Company had $280,000 outstanding loan balance. The loan was repaid on June 21, 2022. As of June 30, 2023, there was no outstanding balance.

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

On June 20, 2023, the June Monthly Extension Payment was deposited into the Trust Account for the public stockholders, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from June 21, 2023 to July 21, 2023.

As of June 30, 2023 and December 31, 2022, the Company had $1,077,500 and nil, respectively, of borrowings from the Sponsor.

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

Note 7 — Commitments & Contingencies

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited financial statements. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 8 — Stockholders’ Equity

Preferred Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 500,000 shares of preference stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there was no preferred stock issued or outstanding.

Class A Common Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 25,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 558,875 shares of Class A Common Stock issued and outstanding, excluding 4,983,493 and 9,775,000 shares subject to possible redemption.

Class B Common Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 4,500,000 shares of Class B common stock (the “Class B Common Stock”) with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, the Company issued 2,443,750 shares of Class B common stock.

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

As of June 30, 2023 and December 31, 2022, 10,273,875 Rights were outstanding.

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

As of June 30, 2023 and December 31, 2022, 10,273,875 Warrants were outstanding.

Note 9 — Income Taxes

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account. There was no income tax expense for the three months ended June 30, 2022.

The income tax provision (benefit) for the three months ended June 30, 2023 was as follows:

	For the Three Months Ended	For the Three Months Ended
	June 30, 2023	June 30, 2022
Current
Federal	$202,370	$-
State	165,412	-
Deferred
Federal	(49,404)	-
State	(28,177)	-
Change in valuation allowance	58,822	-
Income tax provision	$349,023	$-

There was no income tax expense for the period from January 19, 2022 (inception) through June 30, 2022.

The income tax provision (benefit) for the six months ended June 30, 2023 was as follows:

	For the Six Months Ended	For the Period from January 19, 2022 (inception) through
	June 30, 2023	June 30, 2022
Current
Federal	$413,665	$-
State	255,967	-
Deferred
Federal	(65,745)	-
State	(28,177)	-
Change in valuation allowance	93,922	-
Income tax provision	$669,632	$-

The Company’s net deferred tax assets at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022

Deferred tax assets(liability):
Start up cost	$193,359	$99,437
Valuation allowance	(193,359)	(99,437)
Deferred tax assets, net	$-	$-

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statement is issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On July 20, 2023, an aggregate of $100,000 was deposited into Trust Account of the Company for the public stockholders, which enabled the Company to extend the period of time it has to consummate its initial business combination by one month from July 21, 2023 to August 21, 2023.

The July Monthly Extension Payment was deposited by the Company from its working capital account in lieu of the Sponsor and such advancement shall be repaid by the Sponsor or its affiliates or designees to the Company within two months since lending, at which time, the Company will issue a promissory note to the Sponsor or its affiliates or designees to evidence the payment for the July Extension.

On August 21, 2023, an aggregate of $100,000 was deposited into Trust Account of the Company for the public stockholders, which enabled the Company to extend the period of time it has to consummate its initial business combination by one month from August 21, 2023 to September 21, 2023.

In connection with the August Monthly Extension Payment, the Company issued an unsecured promissory note of $100,000 to the Sponsor to evidence the payments made by the Sponsor for the August Monthly Extension Payment.

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

Certain Potential Restrictions or Negative Impacts

We believe that none of our officers, directors, Sponsor and members of our Sponsor have significant ties to China except that some of our management members and Sponsor members lived in China or Hong Kong more than ten or twenty years ago before they came to the United States for advanced education and commenced their professional careers in the United States and certain members of our Sponsor including [Ms. Sau Fong Yeung (holding approximately 41.3% of equity interest in the Sponsor), the manager of the Sponsor and Mr. Xianhong Wu (indirectly holding approximately 17.4% of equity interest in the Sponsor) are Hong Kong citizens and U.S. permanent residents.] As our Certificate of Incorporation prohibits us from undertaking our initial Business Combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau), we do not believe the historical path of some of our management and Sponsor members will result in a material change in our search for a target company and the value of the securities that we are registering for sale. However, as we cannot predict the perception from potential target companies or the market, it is uncertain whether that would make us a less attractive partner to a non-China or non-Hong Kong-based target company and such perception may potentially limit or negatively impact our search for our initial Business Combination. Furthermore, if any officers and directors of the post-combination entity will be located outside the United States, it may be difficult, or in some cases, impossible for investors in the United States to enforce their legal rights against, effect service of process upon, or enforce judgments of United States courts predicated upon civil liabilities and criminal penalties under United States securities laws against such officers and directors after our Business Combination. See the sections titled “Risk Factors— All of our management as well as members of our sponsor are either U.S. citizens or permanent residents in the United States and our sponsor is a Delaware LLC; and they do not have significant ties to China and Hong Kong except that certain members of our management and sponsor members lived in China and Hong Kong in the past, it is uncertain whether that would make us a less attractive partner to a non-China or non-Hong Kong-based target company and such perception may potentially limit or negatively impact our search for an initial Business Combination.” in the Prospectus and “Risk Factors— The manager of our sponsor is a resident of Hong Kong. Further, there is uncertainty if any officers and directors of the post-combination entity will be located outside the Unites States. Therefore, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon the said person or those officers and directors after the business combination located outside the United States, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws” in our annual report on Form 10-K for the fiscal year ended on December 31, 2022 filed with the SEC on March 31, 2023.

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

Recent Developments

Auditor Change

On April 25, 2023, the Board of Directors of the Company (the “Board”) and the audit committee of the Board authorized dismissal of Marcum LLP and engagement of MaloneBailey, LLP as the new independent registered public accounting firm of the Company, for the audit of the Company for the fiscal year ending December 31, 2023, effective April 25, 2023.

Charter Amendment, Extension, Extension Notes and Related Redemption

On June 16, 2023, the Company held a special meeting of the stockholders (the “Special Meeting”), where the stockholders of the Company approved the Company to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to allow the Company until June 21, 2023 to consummate an initial business combination and may elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period (each, a “Monthly Extension”), for a total of up to nine months to March 21, 2024, by depositing to the Company’s trust account (the “Trust Account”) the lesser of (i) $100,000 for all Public Shares and (ii) $0.04 for each Public Share for each one-month extension. On June 20, 2023, a certificate of amendment to the Charter (the “Charter Amendment”) was filed with the State of Delaware, effective on the same date. In connection with the votes to approve the Charter Amendment, 4,791,507 shares of Class A Common Stock of the Company were rendered for redemption.

Extensions

As of the date of this report, there are three deposits, each in the amount of $100,000 to the Trust Account for the Monthly Extensions, as a result of which, the Company currently has until September 21, 2023 to complete its business combination. The Company issued two unsecured promissory notes (the “Monthly Extension Notes”), each in the amount of $100,000 to the Sponsor, to evidence the deposits provided by the Sponsor in June 2023 and August 2023 respectively. The Monthly Extension Notes bear no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the Maturity Date. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) any enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Monthly Extension Notes may be accelerated. The payee of the Monthly Extension Notes, the Sponsor, has the right, but not the obligation, to convert the Monthly Extension Notes, in whole or in part, respectively, into Private Units of the Company, that are identical to Public Units of the Company, subject to certain exceptions, as described in the Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Private Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

A copy of the August Note is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The disclosures set forth in this Note 1 are intended to be summaries only and are qualified in their entirety by reference to the August Note.

The deposited in July 2023 was by the Company from its working capital account in lieu of a deposit by the Sponsor. Such advancement shall be repaid by the Sponsor or its affiliates or designees to the Company within two months of the deposit, at which time, the Company will issue a promissory note to the Sponsor or its affiliates or designees to evidence the payment for the corresponding Monthly Extension.

As of the date of this report, we have not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities. We currently have until September 21, 2023 to consummate our initial Business Combination. However, if we anticipate that we may not be able to consummate our initial Business Combination by September 21, 2023, we may, but are not obligated to, extend the period of time to consummate our initial Business Combination for up to seven more times by an additional three months each time and may have until March 21, 2024 to consummate our initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three months ended June 30, 2023 and 2022, we had a net income of $602,913 and net loss of $73,071, respectively, from interest income less formation and operating costs. For the six months ended June 30, 2023 and the period from January 19, 2022 (inception) through June 30, 2023, we had a net income of $1,213,094 and net loss of $73,622, respectively, from interest income less formation and operating costs.

Liquidity and Capital Resources and Going Concern

The Company’s liquidity needs up to June 30, 2023 had been satisfied through the initial payment from the Sponsor of $25,000 for the insider shares and proceeds from the Private Placement.

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

As of June 30, 2023, the Company had cash of $410,947 and a working capital deficit of $869,962.

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

In addition, our Charter and Charter Amendment allow the Company until June 21, 2023 to consummate an initial Business Combination and to elect to extend the period to consummate an initial Business Combination up to nine times, each by an additional one-month period, for a total of up to nine months to March 21, 2024. If we are unable to complete our initial Business Combination by March 21, 2024 upon maximum extension, we may seek approval from our stockholders holding no less than 65% or more of the votes to approve to extend the completion period if we fail to obtain approval from our stockholders for such extension or we do not seek such extension, the Company will cease all operations.

As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2023 and December 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023, common stock subject to possible redemption is presented at redemption value of $10.50 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and our chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

If the Company is deemed to be an unregistered investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Company may be required to institute burdensome compliance requirements or liquidate or restrict its activities, which may make it difficult to complete its initial Business Combination or cause its securities to be adversely impacted or become valueless.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), which include proposals relating to the circumstances in which special purpose acquisition companies (“SPACs”) such as the Company could be subject to the Investment Company, and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor from one prong of the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act for a SPAC satisfying certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its IPO (an “IPO Registration Statement”). The SPAC also would need to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

The Company’s registration statement on Form S-1 in connection with its IPO was declared effective by the SEC on June 15, 2022 and the Company completed its IPO on June 21, 2022. Since the Company is a blank check company, the efforts of its management since the consummation of its IPO have been focused on searching for a target business with which to consummate a Business Combination. The Company currently has until March 21, 2024, with maximum extension, to consummate its initial Business Combination.

Since the consummation of its IPO, the Company has deposited the proceeds of its IPO and the Private Placement into the Trust Account to be held in money market funds, which are invested in U.S. Treasury securities. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that the Company may be considered an unregistered investment company. If the Company were to be deemed an investment company for purposes of the Investment Company Act, it might be forced to abandon its efforts to complete an initial Business Combination and instead be required to liquidate. Should the Company be required to liquidate, its investors would not be able to realize the benefits of owning stock in a successor operating business, such as any appreciation in the value of the Company’s stock and warrants following such a transaction, the Company’s warrants would expire worthless and shares of its common stock would have no value apart from their pro rata entitlement to the funds then-remaining in the Trust Account.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Promissory Note, dated August 21, 2023, issued by Feutune Light Acquisition Corporation to Feutune Light Sponsor LLC
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEUTUNE LIGHT ACQUISITION CORPORATION

Dated: August 21, 2023	By:	/s/ Yuanmei Ma
	Name:	Yuanmei Ma
	Title:	CFO