Form 10-Q
period 2023-09-30
Feutune Light Acquisition Corp
filed 2023-11-08
CIK 1912582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of September 30, 2023, 5,542,368 shares of Class A common stock of the registrant, par value $0.0001 per share, and 2,443,750 shares of Class B common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

FEUTUNE LIGHT ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022

Assets
Other Assets
Cash	$110,855	$546,632
Prepaid expenses	77,280	168,491
Total current assets	188,135	715,123

Investments held in Trust Account	53,246,222	100,525,498
Total Assets	$53,434,357	$101,240,621

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$100,185	$91,776
Franchise tax payable	25,852	56,918
Income taxes payable	15,872	396,253
Loan from shareholders	1,572,500	-
Total Current Liabilities	1,714,409	544,947

Deferred underwriters' discount	3,421,250	3,421,250
Total Liabilities	5,135,659	3,966,197

Commitments and Contingencies

Class A common stock subject to possible redemption, 4,983,493 shares and 9,775,000 shares at conversion value of $10.68 and $10.25 per share as of September 30, 2023 and December 31, 2022, respectively	53,204,498	100,072,326
Stockholders' Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 25,000,000 shares authorized, 558,875 issued and outstanding (excluding 4,983,493 shares subject to possible redemption)	56	56
Class B common stock, $0.0001 par value, 4,500,000 shares authorized, 2,443,750 shares issued and outstanding	244	244
Additional paid-in capital	-	-
Accumulated deficit	(4,906,100)	(2,798,202)
Total Stockholders' Deficit	(4,905,800)	(2,797,902)
Total Liabilities, Temporary Equity and Stockholders' Deficit	$53,434,357	$101,240,621

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period from
	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	January 19, 2022 (inception) through
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Formation and operating costs	$432,523	$147,633	$775,596	$241,607
Franchise tax expenses	11,373	24,000	59,973	26,333
Loss from Operations	$(443,896)	$(171,633)	$(835,569)	$(267,940)

Other income
Interest earned on investment held in Trust Account	681,853	451,036	2,956,252	473,721

Income before income taxes	237,957	279,403	2,120,683	205,781

Income taxes provision	201,713	-	871,345	-

Net Income (Loss)	$36,244	$279,403	$1,249,338	$205,781

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	4,983,493	9,775,000	8,031,032	3,886,909
Basic and diluted net income per share, common stock subject to possible redemption	$0.07	$0.03	$0.23	$1.04
Basic and diluted weighted average shares outstanding, common stock attributable to Feutune Light Acquisition Corporation	3,002,625	3,002,625	3,002,625	2,473,977
Basic and diluted net loss per share, common stock attributable to Feutune Light Acquisition Corporation	$(0.11)	$(0.01)	$(0.19)	$(1.55)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	558,875	$56	2,443,750	$244	$-	$(2,798,202)	$(2,797,902)
Accretion of carrying value to redemption value	-	-	-	-	-	(1,725,591)	(1,725,591)
Net Income	-	-	-	-	-	611,090	611,090
Balance as of March 31, 2023	558,875	$56	2,443,750	$244	$-	$(3,912,703)	$(3,912,403)
Accretion of carrying value to redemption value	-	-	-	-	-	(753,075)	(753,075)
Net Income	-	-	-	-	-	602,004	602,004
Balance as of June 30, 2023	558,875	$56	2,443,750	$244	$-	$(4,063,774)	$(4,063,474)
Accretion of carrying value to redemption value	-	-	-	-	-	(878,570)	(878,570)
Net Income	-	-	-	-	-	36,244	36,244
Balance as of September 30, 2023	558,875	$56	2,443,750	$244	$-	$(4,906,100)	$(4,905,800)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 19, 2022 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial stockholder	-	-	2,443,750	244	24,756	-	25,000
Net loss	-	-	-	-	-	(551)	(551)
Balance as of March 31, 2022	-	$-	2,443,750	$244	$24,756	$(551)	$24,449
Sale of public units through public offering	9,775,000	978	-	-	97,749,022	-	97,750,000
Sale of private placement shares	498,875	50	-	-	4,988,700	-	4,988,750
Issuance of representative shares	60,000	6	-	-	72,169	-	72,175
Underwriters' discount	-	-	-	-	(5,966,117)	-	(5,966,117)
Reclassification of common stock subject to redemption	(9,775,000)	(978)	-	-	(95,422,572)	-	(95,423,550)
Allocation of offering costs to common stock subject to redemption	-	-	-	-	5,824,123	-	5,824,123
Accretion of carrying value to redemption value	-	-	-	-	(7,270,081)	(2,346,742)	(9,616,823)
Net Loss	-	-	-	-	-	(73,071)	(73,071)
Balance as of June 30, 2022	558,875	$56	2,443,750	$244	$-	$(2,420,364)	$(2,420,064)
Accretion of carrying value to redemption value						(447,388)	(447,388)
Net income	-	-	-	-	-	279,403	279,403
Balance as of September 30, 2022	558,875	$56	2,443,750	$244	$-	$(2,588,349)	$(2,588,049)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30, 2023	For the Period from January 19, 2022 (inception) through September 30, 2022
Cash Flows from Operating Activities:
Net Income	$1,249,338	$205,781
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(2,956,252)	(473,721)
Changes in operating assets and liabilities:
Prepaid expenses	91,211	(218,168)
Accrued expenses	8,411	85,317
Franchise tax payable	(31,066)	26,333
Income taxes payable	(380,381)	-
Net Cash Used in Operating Activities	(2,018,739)	(374,458)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(1,378,953)	(99,216,250)
Cash withdrawn from trust to pay taxes	1,389,415	-
Cash withdrawn from Trust Account in connection with redemption	50,225,065	-
Net Cash Provided by (Used in) Investing Activities	50,235,527	(99,216,250)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	-	25,000
Proceeds from issuance of promissory note to related party	1,572,500	280,000
Payment of promissory note to related party	-	(280,000)
Proceeds from public offering	-	97,750,000
Proceeds from private placement	-	4,988,750
Payment of underwriter discount	-	(1,955,000)
Payment of deferred offering costs	-	(517,692)
Redemption of Class A Common Stock	(50,225,065)	-
Net Cash Provided by (Used in) Financing Activities	(48,652,565)	100,291,058

Net Change in Cash	(435,777)	700,350

Cash at Beginning of Period	546,632	-
Cash at End of Period	$110,855	$700,350

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,296,923	$-
Cash paid for interest	$-	$-

Non-cash Financing Activities:
Deferred underwriters’ marketing fees	$-	$3,421,250
Issuance of representative shares	$-	$72,175
Change in value of common stock subject to redemption	$-	$95,423,550
Allocation of offering costs to common stock subject to redemption	$-	$5,824,123
Accretion of carrying value to redemption value	$3,357,236	$10,064,211

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

On July 3, 2023, the Company incorporated Feutune Light Merger Sub, Inc, (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of the Company.   As of September 30, 2023, there has been no activity in Merger Sub.

As of September 30, 2023, the Company had not commenced any operations. For the period from January 19, 2022 (inception) through September 30, 2023, the Company’s efforts have been limited to organizational activities ,as activities related to the initial public offering (“IPO”)   and Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Following the closing of the IPO, $99,216,250 ($10.15 per Public Unit) from the proceed of the IPO and the proceeds from the sale of the Private Placement Units was held in a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account invested only in U.S. government treasury bills, bonds or notes with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury, so that the Company are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay the Company’s tax obligation, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (a) the completion of the initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend then current amended and restated Company’s certificate of incorporation (i) to modify the substance or timing of its obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Company’s Public Shares if it does not complete the initial Business Combination within the Combination Period (as defined below) the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of 100% of the Company’s Public Shares if it is unable to complete the Business Combination within the required time frame, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which could have higher priority than the claims of the Company’s public stockholders. Under the Company’s amended and restated certificate of incorporation, if the Company has not consummated its initial Business Combination by March 21, 2023 (within nine (9) months from the consummation of the IPO), it may extend the period of time to consummate a Business Combination up to three (3) times by an additional three-month period each time for a total of up to an additional nine (9) months, affording the Company up to December 21, 2023 (up to eighteen (18) months from the consummation of the IPO) to complete its initial Business Combination. Anticipating that it would not be able to consummate such initial Business Combination, the Company sought its first extension on March 21, 2023 (described below). The Company may extend the period of time to consummate a Business Combination for up to two (2) additional three-month periods from the current deadline of June 21, 2023, and the public stockholders will not be offered the opportunity to vote on or redeem their shares if the Company chooses to make any such paid extension. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company acting as trustee, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each three-month extension $977,500 ($0.10 per share), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. If the Company completes its initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account. In addition, such extension funding loans may be convertible into Private Placement Units upon the closing of the Company’s initial Business Combination at $10.00 per unit at the option of the lender.

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

As of September 30, 2023, four $100,000 Monthly Extension Payment were deposited into the Trust Account for the public stockholders, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by four months   from June 21, 2023 to October 21, 2023. Among the four $100,000 Monthly Extension Payments, the $100,000 deposited on July 20, 2023 (the “July Monthly Extension Payment”) was deposited by the Company from its working capital account in lieu of a deposit by the Sponsor. Such advancement was repaid by the Sponsor to the Company in September 2023. On October 20, 2023 , another Monthly Extension Payment was deposited into the Trust Account (the “October Monthly Extension Payment”), which enabled the Company to extend the date by which it has to consummate its initial Business Combination by one month from October 21, 2023 to November 21, 2023.

In connection with the four Monthly Extension Payments, the Company issued four unsecured promissory notes of $100,000 to the Sponsor to evidence the payments made by the Sponsor for the Monthly Extension Payment. In connection with the October Monthly Extension Payment, and pursuant to the Merger Agreement (as defined below), on October 26, 2023, the Company issued an unsecured promissory note of $100,000 to TPH (as defined below) to evidence the payment made for the October Monthly Extension Payment.

The notes bear no interest and are   payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) any enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the notes may be accelerated.

The payee of the notes, the Sponsor, has the right, but not the obligation, to convert the notes, in whole or in part, respectively, into Private Units of the Company, that are identical to Public Units of the Company, subject to certain exceptions, as described in the Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Private Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

The Company currently has until November 21, 2023 to consummate its initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination by November 21, 2023, the Company may, but is not obligated to, extend the period of time to consummate its initial Business Combination for up to four more times by an additional one-month each time and may have until March 21, 2024 to consummate its initial Business Combination.

The shares of Class A Common Stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will consummate a Business Combination and, solely if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company currently has until November 21, 2023 (or March 21, 2024 upon maximum extension) to complete the initial Business Combination (the “Combination Period”).

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

Liquidity and Capital Resources and Going Concern

As of September 30, 2023, the Company had cash of $110,855 and a working capital deficit of $1,526,274.

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

If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete our Business Combination or because the Company become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination, all of which raise substantial doubt about our ability to continue as a going concern.

In addition, under the Company’s currently effective amended and restated certificate of incorporation, the Company currently has until November 21, 2023, or March 21, 2024 upon maximum extension, to complete the initial Business Combination. The Company may seek approval from its stockholders holding no less than 65% or more of the votes to approve to extend the completion period. If the Company fails to obtain approval from the stockholders for such extension or the Company does not seek such extension, the Company will cease all operations.

There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period and that the Company will obtain enough votes to extend the Combination Period. In connection with the Company’s assessment of going concern considerations in accordance with the Accounting Standards Update (“ASU”) 2014-15 of the Financial Accounting Standard Board (FASB), “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity concern and mandatary liquidation mentioned above raised substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Merger Agreement

On October 26, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Thunder Power Holdings Limited, a British Virgin Islands company (“TPH”), and Feutune Light Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”).

TPH is a technology innovator and manufacturer of premium electric vehicles (“EVs”). TPH is dedicated to creating electric vehicles that deliver a premium driving experience combined with a high degree of personalization and has developed and is planning to manufacture a family of EVs suited to various stages of life and driving environments.

Pursuant to the Merger Agreement, TPH will be merged with and into Merger Sub (the “Merger”), with the Merger Sub surviving the Merger as a direct wholly owned subsidiary of the Company.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year.

Principles of consolidation

The unaudited consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary Merger Sub, over which the Company exercises control. All transactions and balances among the Company and its subsidiary have been eliminated upon consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $110,855 and $546,632 of cash held in bank accounts as of September 30, 2023 and December 31, 2022, respectively.

Investments held in Trust Account

At September 30, 2023 and December 31, 2022, $53,246,222 and $100,525,498, respectively of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as interest income in the accompanying statement of operations. Interest income for the three months ended September 30, 2023 and 2022 amounted to $681,853 and $451,036, respectively. Interest income for the nine months ended September 30, 2023 and the period from January 19, 2022 (inception) through September 30, 2022 amounted to $2,956,252 and $473,721, respectively.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023, common stock subject to possible redemption are presented at redemption value of $10.68 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

As discussed in Note 1, in connection with the votes to approve the Charter Amendment, 4,791,507 shares of Class A Common Stock of the Company were rendered for redemption resulting in $50,225,065 paid from the Trust Account to redeeming stockholders. As a result of the redemption, as of September 30, 2023, the Company has 4,983,493 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet that are subject to redemption. See Note 4 for further details.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2023, the Company has not considered the effect of the Warrants sold in the IPO and the Private Placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022

Net income	$36,244	$279,403
Accretion of carrying value to redemption value	(878,570)	(447,388)
Net loss including accretion of carrying value to redemption value	$(842,326)	$(167,985)

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022
	Redeemable Common Stock	Non- Redeemable Common Stock	Redeemable Common Stock	Non- Redeemable Common Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(525,628)	$(316,698)	$(128,510)	$(39,475)
Accretion of carrying value to redemption value	878,570	—	447,388	—
Allocation of net income (loss)	$352,942	$(316,698)	$318,878	$(39,475)
Denominators:
Weighted-average shares outstanding	4,983,493	3,002,625	9,775,000	3,002,625
Basic and diluted net income (loss) per share	$0.07	$(0.11)	$0.03	$(0.01)

	For the Nine Months Ended September 30, 2023	For the Period from January 7, 2022 (inception) through September 30, 2022

Net income (loss)	$1,249,338	$205,781
Accretion of carrying value to redemption value	(3,357,236)	(10,064,211)
Net loss including accretion of carrying value to redemption value	$(2,107,898)	$(9,858,430)

	For the Nine Months Ended September 30, 2023		For the Period From January 7, 2022 (inception) through September 30, 2022
	Redeemable Common Stock	Non- Redeemable Common Stock	Redeemable Common Stock	Non- Redeemable Common Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,534,269)	$(573,629)	$(6,024,133)	$(3,834,297)
Accretion of carrying value to redemption value	3,357,236	—	10,064,211	—
Allocation of net income (loss)	$1,822,967	$(573,629)	$4,040,078	$(3,834,297)
Denominators:
Weighted-average shares outstanding	8,031,032	3,002,625	3,886,909	2,473,977
Basic and diluted net income (loss) per share	$0.23	$(0.19)	$1.04	$(1.55)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of September 30, 2023, the balance in this account was fully covered by the Federal Deposit Insurance Corporation (FDIC) limit.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Reclassification

Certain prior period amounts on the Company’s statements of changes in stockholders’ deficit have been reclassified to conform to current year presentation. These reclassifications have no effect on the statement.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited consolidated financial statements.

Note 3 — Investments Held in Trust Account

As of September 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $53,246,222 and $100,525,498, respectively, in money market funds which are invested in short term U.S. Treasury Securities. Interest income for the nine months ended September 30, 2023 and the period from January 19, 2022 (inception) through September 30, 2022 amounted to $2,956,252 and $473,721, respectively. Interest income for the three months ended September 30, 2023 and 2022 amounted to $681,853 and $451,036, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$53,246,222

Description	Level	December 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$100,525,498

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

As of September 30, 2023, and December 31, 2022, the common stock reflected on the balance sheet is reconciled in the following table.

	As of September 30, 2023	As of December 31, 2022
Gross proceeds	$97,750,000	$97,750,000
Less:
Proceeds allocated to Warrants issued in IPO	(1,055,700)	(1,055,700)
Proceeds allocated to Rights issued in IPO	(1,270,750)	(1,270,750)
Offering costs of Public Units	(5,824,123)	(5,824,123)
Redemption	(50,225,065)	-
Plus:
Accretion of carrying value to redemption value	13,830,136	10,472,899
Common stock subject to possible redemption	$53,204,498	$100,072,326

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

Note 6 — Related Party Transactions

Founder Shares

On February 2, 2022, the Sponsor acquired 2,443,750 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of September 30, 2023 and December 31, 2022, there were 2,443,750 Founder Shares issued and outstanding.

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

Promissory Note — Related Party

On February 2, 2022, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) January 31, 2023 or (2) the date on which the Company consummates an initial public offering of its securities. Prior to the IPO, the Company had $280,000 outstanding loan balance. The loan was repaid on June 21, 2022. As of September 30, 2023, there was no outstanding balance.

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

Following the Special Meeting, as of September 30, 2023, four Monthly Extension Payments were  deposited into the Trust Account for the public stockholders as of September 30, 2023, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by four months from June 21, 2023 to October 21, 2023. In connection with the four Monthly Extension Payments, the Company issued notes to the Sponsor.

The notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) any enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the notes may be accelerated.

The payee of the notes, the Sponsor, has the right, but not the obligation, to convert the notes, in whole or in part, respectively, into Private Units of the Company, that are identical to Public Units of the Company, subject to certain exceptions, as described in the Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Private Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

As of September 30, 2023 and December 31, 2022, the Company had total of $1,377,500  and nil, respectively, of promissory notes from the Sponsor.

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

In addition to the promissory notes in relation to the Monthly Extension Payments, the Company also borrowed $195,000 from the Sponsor for working capital purposes.

As of September 30, 2023 and December 31, 2022, the Company had total loan from related party amounted to $1,572,500 and nil, respectively.

Note 7 — Commitments & Contingencies

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited consolidated financial statements. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 8 — Stockholders’ Equity

Preferred Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 500,000 shares of preference stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there was no preferred stock issued or outstanding.

Class A Common Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 25,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 558,875 shares of Class A Common Stock issued and outstanding, excluding 4,983,493 and 9,775,000 shares subject to possible redemption.

Class B Common Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 4,500,000 shares of Class B common stock (the “Class B Common Stock”) with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, the Company issued 2,443,750 shares of Class B common stock.

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

As of September 30, 2023 and December 31, 2022, 10,273,875 Rights were outstanding.

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

As of September 30, 2023 and December 31, 2022, 10,273,875 Warrants were outstanding.

Note 9 — Income Taxes

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account. There was no income tax expense for the three months ended September 30, 2022.

The income tax provision (benefit) for the three months ended September 30, 2023 was as follows:

	For the Three Months Ended	For the Three Months Ended
	September 30, 2023	September 30, 2022
Current
Federal	$124,608	$-
State	77,105	-
Deferred
Federal	(90,830)	50,041
State	(38,927)	-
Change in valuation allowance	129,757	(50,041)
Income tax provision	$201,713	$-

There was no income tax expense for the period from January 19, 2022 (inception) through September 30, 2022.

The income tax provision (benefit) for the nine months ended September 30, 2023 was as follows:

	For the Nine Months Ended	For the Period from January 19, 2022 (inception) through
	September 30, 2023	September 30, 2022
Current
Federal	$538,273	$-
State	333,072	-
Deferred
Federal	(156,575)	65,501
State	(67,104)	-
Change in valuation allowance	223,679	(65,501)
Income tax provision	$871,345	$-

The Company’s net deferred tax assets at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022

Deferred tax assets(liability):
Start up cost	$323,116	$99,437
Valuation allowance	(323,116)	(99,437)
Deferred tax assets, net	$-	$-

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statement is issued. Other than the events below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On October 2, 2023, Mr. Michael Davidov resigned from his position as an independent director, and a member of the Audit Committee and Compensation Committee of the of Board of Directors of the Company, effective immediately after the appointment of his successor. On October 2, 2023, the Board of Directors of the Company appointed Mr. Wenbing Chris Wang as an independent director of the Company effective  immediately. The Sponsor will repurchase 10,000 Founder Shares of the Company from Mr. Davidov and will transfer the shares to Mr. Wang as compensation.

On October 20, 2023, another Monthly Extension Payment of $100,000 was deposited into the Trust Account (the “October Monthly Extension Payment”), which enabled the Company to extend the date by which it has to consummate its initial Business Combination by one month from October 21, 2023 to November 21, 2023. In connection with the October Monthly Extension Payment, and pursuant to the Merger Agreement, on October 26, 2023, the Company issued an unsecured promissory note of $100,000 to TPH to evidence the payment made for the October Monthly Extension Payment.

Merger Agreement

On October 26, 2023, the Company entered into an Agreement and Plan of Merger with Thunder Power Holdings Limited, a British Virgin Islands company Merger Sub. TPH is a technology innovator and manufacturer of premium electric vehicles (“EVs”). TPH is dedicated to creating electric vehicles that deliver a premium driving experience combined with a high degree of personalization and has developed and is planning to manufacture a family of EVs suited to various stages of life and driving environments. Pursuant   to the Merger Agreement, TPH will be merged with and into Merger Sub (the “Merger”), with the Merger Sub surviving the Merger as a direct wholly owned subsidiary of the Company.

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

Recent Developments

Extensions

As of the date of this report, there were five Monthly Extension Payments, each in the amount of $100,000 to the Trust Account for the Monthly Extensions, as a result of which, the Company currently has until November 21, 2023 to complete its business combination. The Company issued four unsecured promissory notes (the “Monthly Extension Notes”), each in the amount of $100,000 to the Sponsor, to evidence the deposits provided by the Sponsor for the four Monthly Extension Payments, respectively. The Monthly Extension Notes bear no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the Maturity Date. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) any enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Monthly Extension Notes may be accelerated. The payee of the Monthly Extension Notes, the Sponsor, has the right, but not the obligation, to convert the Monthly Extension Notes, in whole or in part, respectively, into Private Units of the Company, that are identical to Public Units of the Company, subject to certain exceptions, as described in the Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Private Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

In connection with the October Monthly Extension Payment, and pursuant to the Merger Agreement, on October 26, 2023, the Company issued an unsecured promissory note of $100,000 to TPH) to evidence the payment made for the October Monthly Extension Payment (the “TPH Promissory Note”).

The TPH Promissory Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of Company’s business combination, or (ii) the date of expiry of the term of the Company (the “Maturity Date”). Any of the following will constitute an event of default under the TPH Promissory Note: (i) a failure to pay the principal within five (5) business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of any of the Company’s obligations under the TPH Promissory Note; (iv) any cross defaults; (v) an enforcement proceeding against the Company; or (vi) it is or becomes unlawful for the Company to perform any of its obligations under the TPH Promissory Note, or any obligations of the Company under the TPH Promissory Note are not or cease to be legal, valid, binding or enforceable. Upon the occurrence of an event of default specified in (i) or (iv) above, TPH may, by written notice to the Company, declare the TPH Promissory Note to be due immediately and payable, whereupon the outstanding principal balance of the TPH Promissory Note, and all other amounts payable under the TPH Promissory Note, will become immediately due and payable without presentment, demand, protest or other notice of any kind. Upon the occurrence of an event of default specified in (ii), (iii), (v), (vi) or (vii) above, the outstanding principal balance of the TPH Promissory Note, and all other sums payable under the TPH Promissory Note, will automatically and immediately become due and payable, in all cases without any action on the part of TPH. TPH has the right, but not the obligation, to convert the TPH Promissory Note, in whole or in part, respectively, into private units of the Company, that are identical to the public units the Company, subject to certain exceptions, as described in the Company’s final prospectus dated June 17, 2022 filed with the SEC and related to FLFV’s initial public offering, by providing the Company with written notice of the intention to convert at least two (2) business days prior to the closing of the business combination. The number of private units to be received by TPH in connection with such conversion will be an amount determined by dividing (x) the sum of the outstanding principal amount payable to TPH by (y) $10.00.

In the event that the Merger and related transactions are being negotiated in good faith and show a reasonable chance of being consummated, TPH, in its sole discretion, may agree on the same or different terms and conditions to further extend the monthly extension payments to the Company, thereby incurring additional promissory notes from the Company to TPH. So long as there is an outstanding principal balance on the TPH Promissory Note or any additional promissory note from the Company to TPH, the Company and TPH must mutually agree to extend the period of time that the Company has to consummate its initial business combination past March 21, 2024.

We currently have until November 21, 2023 to consummate our initial Business Combination. However, if we anticipate that we may not be able to consummate our initial Business Combination by November 21, 2023, we may, but are not obligated to, extend the period of time to consummate our initial Business Combination for up to four more times by an additional one-month each time and may have until March 21, 2024 to consummate our initial Business Combination.

Change of Director

On October 2, 2023, Mr. Michael Davidov resigned from his position as an independent director and a member of the Audit Committee and Compensation Committee of the Board of Directors of the Company, effective immediately after the appointment of his successor. On October 2, 2023, the Board of Directors of the Company appointed Mr. Wenbing Chris Wang as an independent director of the Company effectively immediately. The Sponsor will repurchase 10,000 Founder Shares of the Company from Mr. Davidov and will transfer the shares to Mr. Wang as compensation.

Business Combination with Thunder Power Holdings Limited

Merger Agreement

On October 26, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Thunder Power Holdings Limited, a British Virgin Islands company (“TPH”), and Feutune Light Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”).

TPH is a technology innovator and manufacturer of premium electric vehicles (“EVs”). TPH is dedicated to creating electric vehicles that deliver a premium driving experience combined with a high degree of personalization and has developed and is planning to manufacture a family of EVs suited to various stages of life and driving environments.

Pursuant to the Merger Agreement, TPH will be merged with and into Merger Sub (the “Merger”), with the Merger Sub surviving the Merger as a direct wholly owned subsidiary of the Company.

Merger Consideration

At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the Company, Merger Sub, TPH or the shareholders of TPH immediately prior to the Effective Time (collectively, the “TPH Shareholders”), each TPH Shareholder’s ordinary shares of TPH (“TPH Ordinary Shares”) issued and outstanding immediately prior to the Effective Time (excluding dissenting shares and shares held by TPH or any of its direct or indirect subsidiaries as of immediately prior to the Effective Time) will be canceled and automatically converted into (i) the right to receive, without interest, the applicable portion of the Closing Merger Consideration Shares (as defined below) as set forth in the Closing Consideration Spreadsheet (as defined in the Merger Agreement) and (ii) the contingent right to receive the applicable portion of the Earnout Shares (as defined in the Merger Agreement), if, as and when payable in accordance with the earnout provisions described in the Merger Agreement. For avoidance of any doubt, each TPH Shareholder will cease to have any rights with respect to such TPH Shareholder’s TPH Ordinary Shares, except the right to receive the Closing Per Share Merger Consideration and the Earnout Shares. “Closing Merger Consideration Shares” means 40,000,000 shares of common stock of the Company upon and following the Merger (the "PubCo”), which are equal or equivalent in value to the sum of $400,000,000 divided by $10.00 per share.

Earnout Escrow

Pursuant to the Merger Agreement, at the Effective Time, an aggregate of 20,000,000 shares of common stock of PubCo issued to the TPH Shareholders (the “Earnout Shares”) will be deposited with an escrow agent in a segregated escrow account (the “Earnout Escrow Account”) pursuant to an escrow agreement effective as of the Effective Time and will be released from the Earnout Escrow Account and delivered to the TPH Shareholders after the closing of the Merger as follows:

(a)	an aggregate of 5,000,000 Earnout Shares will be vested, if and only if, on the occurrence that the amount of sales/revenues of PubCo for any of the fiscal years (such fiscal year is referred as “Tranche 1 Fiscal Year”) ending from December 31, 2023 to December 31, 2025 is no less than $42,200,000 as evidenced by the audited financial statements of PubCo prepared in accordance with U.S. GAAP for the Tranche 1 Fiscal Year that is contained in an annual report on Form 10-K filed by PubCo with the SEC.

(b)	an aggregate of 15,000,000 Earnout Shares will be vested, if and only if, on the occurrence that the amount of sales/revenues of PubCo for any of the fiscal years (such fiscal year is referred as “Tranche 2 Fiscal Year”) ending from December 31, 2023 to December 31, 2026 is no less than $415,000,000 as evidenced by the audited financial statements of PubCo prepared in accordance with U.S. GAAP for the Tranche 2 Fiscal Year that is contained in an annual report on Form 10-K filed by PubCo with the SEC.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through September 30, 2023 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three months ended September 30, 2023 and 2022, we had a net income of $36,244 and $279,403, respectively, from interest income less formation and operating costs. For the nine months ended September 30, 2023 and the period from January 19, 2022 (inception) through September 30, 2023, we had a net income of $1,249,338 and $205,781, respectively, from interest income less formation and operating costs.

Liquidity and Capital Resources and Going Concern

The Company’s liquidity needs up to September 30, 2023 had been satisfied through the initial payment from the Sponsor of $25,000 for the insider shares and proceeds from the Private Placement.

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

As of September 30, 2023, the Company had cash of $110,855 and a working capital deficit of $1,526,274.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2023 and December 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023, common stock subject to possible redemption is presented at redemption value of $10.68 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and our chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of October 26, 2023, by and among Feutune Light Acquisition Corporation and Thunder Power Holdings Limited (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on October 27, 2023)
10.1	Parent Support Agreement, dated as of October 26, 2023, by and among Feutune Light Acquisition Corporation, Thunder Power Holdings Limited and certain stockholders of Feutune Light Acquisition Corporation signatory thereto (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 27, 2023)
10.2	Shareholder Support Agreement, dated as of October 26, 2023, by and among Feutune Light Acquisition Corporation, Thunder Power Holdings Limited and certain stockholders of Feutune Light Acquisition Corporation signatory thereto (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 27, 2023)
10.3	Form of Lock-Up Agreements (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on October 27, 2023)
10.4	Promissory Note, dated October 26, 2023, issued by Feutune Light Acquisition Corporation to Thunder Power Holdings Limited (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on October 27, 2023)
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEUTUNE LIGHT ACQUISITION CORPORATION

Dated: November 8, 2023	By:	/s/ Yuanmei Ma
	Name:	Yuanmei Ma
	Title:	CFO