Form 10-K
period 2023-12-31
Feutune Light Acquisition Corp
filed 2024-03-06
CIK 1912582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

At June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $52,380,820.53.

The number of shares of the common stock of the registrant outstanding as of March 4, 2024 was 7,986,118 shares of common stock, including 5,542,368 shares of Class A common stock, par value $0.0001, and 2,443,750 shares of Class B common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FEUTUNE LIGHT ACQUISITION CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. Our efforts to identify a potential target has not been limited to a particular industry. We will not undertake our initial business combination with an entity being based in or having the majority of the company’s operations in China (including Hong Kong and Macau). Our ability to locate a potential target is subject to the uncertainties discussed in the prospectus relating to our initial public offering (the “IPO”) filed with the Securities and Exchange Commission (the “SEC”) on June 17, 2022 (File No. 333-264221) (the “Prospectus”).

On June 21, 2022, we consummated the “IPO of 9,775,000 units (the “Units”), which included 1,275,000 units issued upon the full exercise of the over-allotment option of the underwriters of the IPO. Each Unit consists of one share of our Class A common stock (the “Class A Common Stock”), $0.0001 par value per share (the “Public Shares”), one redeemable warrant (the “Warrants”), each Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, and one right (the “Rights”), each one Right entitling the holder thereof to exchange for one-tenth (1/10) of one Class A Common Stock upon the completion of the Company’s initial business combination, generating gross proceeds of $97,750,000. Simultaneously with the closing of the IPO, we completed the private sale (the “Private Placement”) of 498,875 units (the “Private Units”, consisting of one Class A Common Stock, or the “Private Share”, one warrant, or the “Private Warrant”, and one right, or the “Private Right”), including 478,875 units to the Company’s sponsor, Feutune Light Sponsor LLC (the “Sponsor”), and 20,000 units to US Tiger Securities, Inc. (“US Tiger”, together with our Sponsor, directors and officers, the “founders”), the representative of the underwriters of the IPO, at a purchase price of $10.00 per Private Unit, generating gross proceeds of $4,988,750 (including $4,788,750 from Sponsor and $200,000 from US Tiger) (the “Private Placement Proceeds”). The Private Units are identical to the units as part of the Units in the IPO, except that the Private Units are not transferable, assignable or saleable (except to our officers and directors and other persons or entities affiliated with or related to our founders, each of whom will be subject to the same transfer restrictions) until 30 days after the completion of our initial business combination. The proceeds of $99,216,250 ($10.15 per Unit) in the aggregate from the IPO and a portion from the Private Placement (the “Trust Funds”), were placed in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

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

Since our IPO, our sole business activity has been identifying, evaluating suitable acquisition transaction candidates and preparing for consummation of an initial business combination. We intend to complete our initial business combination using cash from the proceeds of this offering and the private placements of the private units, our capital stock, debt or a combination of cash, stock and debt. We shall not undertake our initial business combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau). Our certificate of amendment to the Amended and Restated Certificate of Incorporation, dated June 19, 2023 and filed on June 20, 2023 (the certificate of amendment, together with the Amended and Restated Certificate of Incorporation, dated June 14, 2022, the “Current Charter”) prohibits us from undertaking our initial business combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau).

Permission Required from the PRC Authorities for our Business Combination and Relevance of PRC Regulations.

We are a Delaware corporation with no operations in China and all of our officers and directors are U.S. citizens or U.S. permanent residents, thus we or any of our officers and directors are not required to obtain permission from any Chinese authorities to operate or conduct a business combination. Since we will not undertake our initial business combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau), we do not expect that any permission or approval that our officers and directors or us would be required from the Chinese authorities to search for a target company or to consummate our initial business combination.

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

Certain Potential Restrictions or Negative Impacts

We believe that none of our officers, directors, sponsor and members of our sponsor have significant ties to China except that some of our management members and sponsor members lived in China or Hong Kong more than ten or twenty years ago before they came to the United Stated for advanced education and commenced their professional careers in the United States and certain members of our sponsor including Ms. Sau Fong Yeung (holding approximately 41.3% of equity interest in the sponsor), the manager of the sponsor and Mr. Xianhong Wu (indirectly holding approximately 17.4% of equity interest in the sponsor) are Hong Kong citizens and U.S. permanent residents. As our Certificate of Incorporation prohibits us from undertaking our initial business combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau), we do not believe the historical path of some of our management and sponsor members will result in a material change in our search for a target company and the value of the securities that we are registering for sale. However, we cannot predict the perception from potential target companies or the market, it is uncertain whether that would make us a less attractive partner to a non-China or non-Hong Kong-based target company and such perception may potentially limit or negatively impact our search for an initial business combination. See “Part I – Item 1A. Risk Factors” on page 15 of this Annual Report.

Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries – including aviation, defense, semiconductors, telecommunications and biotechnology – are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Two members of our sponsor are Hong Kong citizen and US permanent residents, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share initially, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company. See “Part I – Item 1A. Risk Factors” on page 15 of this Annual Report.

Proposed Business Combination with Thunder Power

As previously disclosed in the Company’s Current Report on Form 8-K filed on October 27, 2023, on October 26, 2023, the Company entered into an Agreement and Plan of Merger (as the same may be amended, restated or supplemented, the “Merger Agreement”) with Thunder Power Holdings Limited, a British Virgin Islands company (“Thunder Power” or “TPH”) and Feutune Light Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, Thunder Power will be merged with and into Merger Sub (the “Merger”, together will all transaction contemplated in the Merger Agreement, the “Thunder Power Business Combination”), with the Merger Sub surviving the Merger as a direct wholly owned subsidiary of the Company after the Merger (the Company surviving the Merger shall be referred as “Surviving Co”).

At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the Company, Merger Sub, Thunder Power or the shareholders of Thunder Power immediately prior to the Effective Time (collectively, the “Thunder Power Shareholders”), each Thunder Power Shareholder’s ordinary shares of Thunder Power (“Thunder Power Ordinary Shares”) issued and outstanding immediately prior to the Effective Time (excluding dissenting shares and shares held by Thunder Power or any of its direct or indirect subsidiaries as of immediately prior to the Effective Time) will be cancelled and automatically converted into (i) the right to receive, without interest, the applicable portion of the Closing Merger Consideration Shares (as defined in the Merger Agreement) as set forth in the Closing Consideration Spreadsheet (as defined in the Merger Agreement) and (ii) the contingent right to receive the applicable portion of the Earnout Shares (as defined in the Merger Agreement), if, as and when payable in accordance with the earnout provisions described below. For avoidance of any doubt, each Thunder Power Shareholder will cease to have any rights with respect to such Thunder Power Shareholder’s Thunder Power Ordinary Shares, except the right to receive the Closing Per Share Merger Consideration and the Earnout Shares. “Closing Merger Consideration Shares” means 40,000,000 shares of common stock of the Surviving Co, which are equal or equivalent in value to the sum of $400,000,000 divided by $10.00 per share. “Earnout Shares” means 20,000,000 shares of common stock of Surviving Co, which are equal or equivalent in value to the sum of $200,000,000 divided by $10.00 per share, subject to the vesting schedule set forth in the Merger Agreement.

The Thunder Power Business Combination will be submitted to stockholders for approval at a special meeting. The Company has filed with the SEC a registration statement on Form S-4 (File No. 333-275933) relating to the proposed Thunder Power Business Combination, the Merger Agreement and other relevant matters (as amended from time to time, the “Form S-4”).

Thunder Power

Thunder Power is a technology innovator and a manufacturer of premium electric vehicles (“EVs”). Thunder Power has developed several proprietary technologies which are the building blocks of the Thunder Power family of EVs. Thunder Power is a company that was incorporated under the laws and regulations of the British Virgin Islands with limited liability on September 30, 2015. Thunder Power is a parent holding company with no operations.

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

On June 16, 2023, the Company held a special meeting of the stockholders (the “2023 Special Meeting”), where the stockholders of the Company approved the amendment of the Amended and Restated Certificate of Incorporation to allow the Company until June 21, 2023 to consummate an initial business combination and to elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period (each, a “Monthly Extension”), for a total of up to nine months to March 21, 2024, by depositing to the Trust Account, the lesser of (i) $100,000 for all public shares and (ii) $0.04 for each public share for each one-month extension (each, a “Monthly Extension Payment”). On June 20, 2023, the Current Charter was filed with the State of Delaware, effective on the same date. In connection with the votes to approve the amendment, 4,791,507 shares of the Company’s Class A common stock were tendered for redemption.

As of the date hereof, nine Monthly Extension Payments, each in the amount of $100,000, were deposited into the Trust Account, among which, five Monthly Extension Payments were made by Thunder Power pursuant to the Merger Agreement, three were made by the Sponsor and one was made by the management from the working capital of the Company. As a result, the Company currently has sought nine Monthly Extensions to have until March 21, 2024 to complete an initial business combination.

On March 1, 2024, the Company filed a notice of special meeting of stockholders, according to which a special meeting of stockholders is to be held virtually on March 18, 2024 at 11:30 a.m., Eastern Time, where the Company’s stockholders will vote to approve the amendment of the Current Charter to allow the Company until March 21, 2024 to consummate an initial business combination and to elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period, for a total of up to nine months to December 21, 2024.

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

In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the IPO. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our founders is required to provide any financing to us in connection with or after our initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. The Current Charter provides that, following the IPO and prior to the consummation of our initial business combination, we are prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any initial business combination, or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate an initial business combination beyond March 21, 2024 (the “Combination Period”) if we extend the period of time to consummate an initial business combination) or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their Public Shares.

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

We will complete our business combination   only if a majority of the outstanding shares of Common Stock voted are voted in favor of the business combination. A quorum for the special meeting for such a vote will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our founders will count toward this quorum and have agreed to vote their Founder Shares, Private Shares and any Public Shares purchased during or after the IPO in favor of our business combination. For purposes of seeking approval of the majority of our outstanding shares of Common Stock voted, non-votes will have no effect on the approval of our business combination once a quorum is obtained. Our founders collectively own 3,002,625 shares of Common Stock (including 2,443,750 Founder Shares, 498,875 Private Shares and 60,000 Representative Shares). As a result, assuming only a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting are present at such meeting and all Founder Shares, Private Shares and Representative Shares vote in favor of the initial business combination, we do not need any additional shares of Common Stock from the public stockholders to vote in favor in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our business combination.

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

The Current Charter provides that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Common Stock submitted for redemption will be returned to the holders thereof.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

The Current Charter allows the Company until June 21, 2023 to consummate an initial business combination and to elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period, for a total of up to nine months to March 21, 2024. If we are unable to complete our initial business combination with the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our business combination with the Combination Period.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2024   as required by the Sarbanes-Oxley Act.  Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in the Prospectus, the quarterly report on Form 10-Q filed with the SEC on August 21, 2023, and the Form S-4. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report, there have been no material changes to the risk factors disclosed in the Prospectus or the Form S-4, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

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

Holders of Record

At March 4, 2024, there were 2 holders of record of our Class A Common Stock, 8 holders of record of our Class B Common Stock, 1 holder of record of our public units, 2 holders of record of our private units, 1 holder of record of our separately traded Warrants, and 1 holder of record of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

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

From June to September 2023, four $100,000 Monthly Extension Payments were deposited into the Trust Account for the public stockholders, which enabled the Company to extend the period of time it has to consummate its initial business combination by four months from June 21, 2023 to October 21, 2023. Among the four $100,000 Monthly Extension Payments, the $100,000 deposited on July 20, 2023 (the “July Monthly Extension Payment”) was deposited by the Company from its working capital account in lieu of a deposit by the Sponsor. Such advancement was repaid by the Sponsor to the Company in September 2023. From October to February 2024, five Monthly Extension Payments were   deposited into the Trust Account by TPH (as defined below) which enabled the Company to extend the date by which it has to consummate its initial business combination by one month from October 21, 2023 to March   21, 2024.

In connection with the Extension Payment, the Company issued four unsecured promissory notes of $100,000 to the Sponsor to evidence the payments made by the Sponsor for the Monthly Extension Payment. In connection with the October to December Monthly Extension Payments, and pursuant to the Merger Agreement (as defined below), the Company issued three unsecured promissory notes of $100,000 each to TPH to evidence the payment made for the October to December Monthly Extension Payments.

The notes bear no interest and are in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) any enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the notes may be accelerated.

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

Business Combination Agreement with Thunder Power Holdings Limited

On October 26, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Thunder Power Holdings Limited, a British Virgin Islands company (“TPH” or “Thunder Power”), and Feutune Light Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”).

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

At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the Company, Merger Sub, TPH or the shareholders of TPH immediately prior to the Effective Time (collectively, the “TPH Shareholders”), each TPH Shareholder’s ordinary shares of TPH (“TPH Ordinary Shares”) issued and outstanding immediately prior to the Effective Time (excluding dissenting shares and shares held by TPH or any of its direct or indirect subsidiaries as of immediately prior to the Effective Time) will be canceled and automatically converted into (i) the right to receive, without interest, the applicable portion of the Closing Merger Consideration Shares (as defined below) as set forth in the Closing Consideration Spreadsheet (as defined in the Merger Agreement) and (ii) the contingent right to receive the applicable portion of the Earnout Shares (as defined in the Merger Agreement), if, as and when payable in accordance with the earnout provisions described in the Merger Agreement. For avoidance of any doubt, each TPH Shareholder will cease to have any rights with respect to such TPH Shareholder’s TPH Ordinary Shares, except the right to receive the Closing Per Share Merger Consideration and the Earnout Shares. “Closing Merger Consideration Shares” means 40,000,000 shares of common stock of the Company upon and following the Merger (the “PubCo”), which are equal or equivalent in value to the sum of $400,000,000 divided by $10.00 per share.

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

For the year ended December 31, 2023 and period from January 19, 2022 (inception) through December 31, 2022, we had a net income of $1,336,935 and $404,616, respectively, from interest income less formation and operating costs and tax expenses.

Liquidity and Capital Resources and Going Concern

The Company’s liquidity needs up to December 31, 2023 had been satisfied through initial payment from the Sponsor of $25,000 for the insider shares and proceeds from the Private Placement.

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

As of December 31, 2023, the Company had cash of $18,330 and a working capital deficit of $2,268,086.

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

In addition, the Current Charter allows the Company until June 21, 2023 to consummate an initial business combination and to elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period, for a total of up to nine months to March 21, 2024. If we are unable to complete our initial business combination by March 21, 2024 upon maximum extension, we may seek approval from our stockholders holding no less than 65% or more of the votes to approve to extend the completion period if we fail to obtain approval from our stockholders for such extension or we do not seek such extension, the Company will cease all operations.

As a result, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arraignments

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2023 and December 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Common Stock Subject to Possible Redemption

We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2023, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.84 per share as temporary equity, outside of the stockholders’ equity section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officers and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013), which include 1) inadequate segregation of duties within account processes due to limited personnel and 2) insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Based on our assessments and those criteria, management determined that we do not maintain effective internal control over financial reporting as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this annual report.

Name	Age	Position
Xuedong (Tony) Tian	52	Chief Executive Officer, Director
Lei Xu	47	Chairwoman and President
Yuanmei Ma	52	Chief Financial Officer
Kevin Vassily	57	Director
David Ping Li	58	Director
Wenbing Chris Wang	52	Director

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

Mr. Wenbing Chris Wang, Independent Director. Mr. Wang has extensive experience as a senior management team member serving private and public companies. Since June 2021, Mr. Wang has served as Chief Financial Officer of Phoenix Motor Inc. (Nasdaq: PEV, “PEV”). Mr. Wang was the senior vice president of finance of SPI Energy Co., Ltd (Nasdaq: SPI) and interim CFO of PEV from November 2020 to June 2021. Prior to joining SPI, Mr. Wang served as Chief Executive Officer of Redwood Group International, a Hong Kong-based merchant bank focused on Greater- China growth and venture opportunities, from February 2017 to November 2020, and a partner with SAIF Xinhuihuang Asset Management Co., Ltd. from December 2018 to March 2020. Prior to that, Mr. Wang served as President of Fushi Copperweld, Inc. (previously NasdaqGS: FSIN) from 2009 to 2016 and its Chief Financial Officer from 2005 to 2010. At Fushi Copperweld, Mr. Wang led the company’s public listing on the Nasdaq and the acquisition of Copperweld Bimetallics in 2007, $290 million in total equity and debt financing from 2005 to 2012, and its $345 million privatization transaction in 2012. Prior to that, Mr. Wang worked for Cornerstone China Opportunities Fund, Redwood Capital, Credit Suisse, VCChina from 1999 to 2005 with progressive responsibilities. Mr. Wang obtained a BSc from the University of Science and Technology Beijing and an MBA degree in Finance and Corporate Accounting from the University of Rochester. Mr. Wang is currently a board member of IT Tech Packaging, Inc. (NYSE/Amex: ITP) starting from October 2009.

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

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent as long as we are not a controlled company. An “independent director” is defined under the Nasdaq rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Mr. Vassily, Mr. Li and Mr. Wang is an “independent director” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Audit Committee

Since our IPO, we have an audit committee of the board of directors. Mr. Vassily, Mr. Li and Mr. Wang serve as members of our audit committee. Mr. Li serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Mr. Vassily, Mr. Li and Mr. Wang are independent.

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

Compensation Committee

Since our IPO, we have a compensation committee of the board of directors. The members of our Compensation Committee are Mr. Vassily, Mr. Li and Mr. Wang. Mr. Vassily serves as chairwoman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Clawback Policy

We adopted a clawback policy on November 29, 2023 that applies to our executive officers (the “Policy”) in order to comply with Nasdaq rules, which were approved by the SEC in June of 2023. The Policy took effect on November 29, 2023.

The policy gives the Compensation Committee the discretion to require executive officers to reimburse us for any Erroneously Awarded Compensation (as defined in the Policy) that was based on financial results that were subsequently restated as a result of that person’s misconduct.

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

Our officers or directors may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by March 21, 2023 (or up to March 21, 2024   if we extend the period of time to consummate an initial business combination).

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

Below is a table summarizing the entities to which our executive officers, and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Xuedong (Tony) Tian	US Tiger Securities, Inc.	Broker/Dealer	Managing Director, Head of Capital Markets
	Inkstone Feibo Acquisition Corporation	SPAC	Chief Financial Officer and Director
	Aimfinity Investment Corp. I	SPAC	Chief Financial Officer and Director

Lei Xu	Boya Foundation Peking University Alumni Association of Southern California Seraph Group California State University, Fullerton	Non-profit Non-profit Investment Firm Education	Executive President Chairwoman Limited Partner Professor

Yuanmei Ma	Mayrock Automotive Inc.	Commercial mobility company	Chief Financial Officer

Kevin Vassily	iPower Inc. Zhongchao Inc. Prometheus Fund Denali Capital Acquisition Corp.	Manufacturing Healthcare Investment Fund SPAC	Chief Financial Officer Director Advisor Director
	Inkstone Feibo Acquisition Corporation	SPAC	Director Nominee
	Aimfinity Investment Corp. I	SPAC	Director

David Ping Li	AGBO Films LLC Anthem & Song LLC	Entertainment Entertainment	Vice President, International Finance Vice President, International Finance

Wenbing Chris Wang	Phoenix Motor Inc.	Commercial vehicle company	Chief Financial Officer

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

Change of Director

On October 2, 2023, Mr. Michael Davidov resigned from his position as an independent director, and a member of the Audit Committee and Compensation Committee of the of Board of Directors of the Company, effective immediately after the appointment of his successor. Mr. Michael Davidov’s resignation is not a result of any disagreement with the Company on any matter related to the operations, policies, or practices of the Company.

The same day, the Board of Directors appointed Mr. Wenbing Chris Wang to serve as an independent director of the Company, effectively immediately.

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

Based solely upon a review of such forms furnished to us during the most recent fiscal year, or written representations that no Forms 5 were required, we believe that that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us, except that our Sponsor agreed to transfer an aggregated amount of 505,000 Founder Shares to our officers, directors, secretary and their designees prior to the closing of the IPO, among which, (i) 141,000 Founder Shares were transferred to Mr. Xuedong (Tony) Tian, our Chief Executive Officer and Director, (ii) 153,000 Founder Shares were transferred to Dr. Lei Xu, our Chairwoman and President, (iii) 141,000 Founder Shares were transferred to Ms. Yuanmei Ma, our Chief Financial Officer, (iv) 10,000 Founder Shares were transferred to Ms. De Mi, our secretary, and (v) each 20,000 Founder Shares were transferred to each of Messrs. Kevin Vassily, David Ping Li, Michael Davidov, our independent directors (Michael Davidov resigned from his position as an independent director on October 2, 2023). Other than as set forth elsewhere in the Prospectus, no compensation of any kind, including finder’s and consulting fees, will be paid to our founders or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, our officers, directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders or their affiliates.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the Warrants or Rights included in the Units sold in the IPO as Warrants are not exercisable until the later of 30 days after the completion of our initial business combination, or 12 months from the closing of the IPO. As of the date hereof, there are 5,542,368 shares of Class A Common Stock issued and outstanding and 2,443,750 shares of Class B common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Class A Common Stock	Approximate Percentage of outstanding Class A Common Stock	Amount and Nature of Beneficial Ownership of Class B Common Stock	Approximate Percentage of Outstanding Class B Common Stock	Approximate Percentage of Outstanding All Common Stock (as converted) (Total)
Feutune Light Sponsor LLC(2)(3)	478,875	8.64%	2,014,400	82.43%	31.22%
Sau Fong Yeung(2)	478,875	8.64%	2,014,400	82.43%	31.22%
Sam Yu(3)	198,158	3.58%	833,558	34.11%	12.92%
Verakin JX (U.S.) Inc.(4)	82,558	1.49%	347,282	14.21%	5.38%
Xuedong (Tony) Tian	—	—	117,030	4.79%	1.47%
Lei Xu	—	—	126,990	5.20%	1.59%
Yuanmei Ma	—	—	117,030	4.79%	1.47%
Kevin Vassily	—	—	20,000	*	*
David Ping Li	—	—	20,000	*	*
De Mi	—	—	8,300	*	*
All executive officers, directors, and secretary as a group (6 individuals)	—	—	409,350	16.75%	5.13%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Feutune Light Acquisition Corporation, 48 Bridge Street Building A, Metuchen, New Jersey 08840.

(2)	Our Sponsor is the record holder of Founder Shares reported herein. Ms. Sau Fong Yeung, a U.S. permanent resident, is the sole manager of our Sponsor, and as such may be deemed to have sole voting and investment discretion with respect to the Founder Shares and Private Shares held by our Sponsor.

(3)	Our Sponsor is the record holder of Founder Shares reported herein. Mr. Sam Yu is a member of our Sponsor with 41.38% of ownership interests, and as such may be deemed to hold 41.38% of the beneficial ownership of the Founder Shares and Private Shares held by the Sponsor. Mr. Sam Yu is a U.S. citizen.

(4)	Our Sponsor is the record holder of Founder Shares reported herein. Verakin JX (U.S.) Inc., a Delaware corporation, is a member of our Sponsor with 17.24% of ownership interests, and as such may be deemed to hold 17.24% of the beneficial ownership of the Founder Shares and Private Shares held by the Sponsor.

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

Our Sponsor also agreed to transfer an aggregated amount of 505,000 Founder Shares to our officers, directors, secretary and their designees prior to the closing of the IPO, among which, (i) 141,000 Founder Shares were transferred to Mr. Xuedong (Tony) Tian, our Chief Executive Officer and Director, (ii) 153,000 Founder Shares were transferred to Dr. Lei Xu, our Chairwoman and President, (iii) 141,000 Founder Shares were transferred to Ms. Yuanmei Ma, our Chief Financial Officer, (iv) 10,000 Founder Shares were transferred to Ms. De Mi, our secretary, and (v) each 20,000 Founder Shares were transferred to each of Messrs. Kevin Vassily, David Ping Li, Michael Davidov, our independent directors (Michael Davidov resigned from his position as an independent director on October 2, 2023). The transfer agreements were executed immediately prior to the closing of the IPO on June 21, 2022.

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

In connection with the Extension Payment, the Company issued a promissory note to the Sponsor (the “Note”). The Note is non-interest bearing and payable (subject to the waiver against trust provisions) upon the date on which the Company consummates its initial business combination. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, into Private Units of the Company, as described in the Prospectus, by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial business combination. The number of Private Units to be received by the holder of the Note in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $10.00. $600,000 of the Extension Payment was deposited by the Company’s Sponsor and $377,500 was deposited by the Company from its working capital account in lieu of the Sponsor, pursuant to the Short-Term Loan to the Company, which provides for repayment on or before March 31, 2023. The Short-Term Loan was repaid in full on March 24, 2023.

Following the Special Meeting, as of the date hereof, nine Monthly Extension Payments, each in the amount of $100,000, were deposited into the Trust Account, among which, five Monthly Extension Payments were made by Thunder Power pursuant to the Merger Agreement, three were made by the Sponsor and one was made by the management from the working capital of the Company. As a result, the Company currently has sought nine Monthly Extensions to have until March 21, 2024 to complete an initial business combination.

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

As of December 31, 2023, the Company had $485,000 of borrowings under the working capital loans.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by MaloneBailey, LLP, Marcum LLP and Friedman LLP for the years ended December 31, 2023  and 2022.

MaloneBailey, LLP

	2023	2022
Audit Fees	$100,940	$25,750
Audit-Related Fees
Tax Fees
All Other Fees

Marcum LLP

	2023	2022
Audit Fees	$37,000	$12,000
Audit-Related Fees
Tax Fees
All Other Fees

Friedman LLP

	2023	2022
Audit Fees	$-	$54,000
Audit-Related Fees
Tax Fees
All Other Fees

Audit fees were for professional services rendered by MaloneBailey, LLP or Marcum LLP for the audit of our annual financial statements, and services that are normally provided by MaloneBailey, LLP   or Marcum LLP in connection with statutory and regulatory filings or engagements for that fiscal year, including professional services in connection with our IPO. “Audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees.”

Pre-Approval of Services

Because our audit committee was not formed until June 16, 2022, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 therein.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b) Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 15, 2022, among the Registrant, US Tiger and EF Hutton, division of Benchmark Investments, LLC, as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

3.1	Amended and Restated Certificate of Incorporation, dated June 14, 2022 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 31, 2023)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated June 19, 2023 and filed on June 20, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 20, 2023)

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

4.5	Warrant Agreement, dated June 15, 2022, between the Registrant and Continental Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

4.6	Right Agreement, dated June 15, 2022, between the Registrant and Continental Stock Transfer & Trust Company, LLC, as right agent (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

4.7	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.7 to Registrant’s Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 31, 2023).

10.1	Letter Agreement, dated June 15, 2022, among the Registrant and certain stockholders (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.2	Investment Management Trust Agreement, dated June 15, 2022, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC, as trustee. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.3	Registration Rights Agreement, dated June 15, 2022, among the Registrant, certain security holders. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.4	Private Placement Units Purchase Agreement, dated June 15, 2022, by and between the Registrant and Sponsor (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.5	Private Placement Units Purchase Agreement, dated June 15, 2022, by and between the Registrant and US Tiger (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.6	Form of Indemnity Agreements, dated June 15, 2022, by and between the Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.7	Securities Transfer Agreement, dated June 15, 2022, among the Registrant and certain directors and officers of the Registrant (incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 21, 2022)

10.8	Promissory Note, dated March 20, 2023, issued by Feutune Light Acquisition Corporation to Feutune Light Sponsor LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 22, 2023)

10.9	Short-Term Loan Note, dated March 20, 2023, issued by Feutune Light Acquisition Corporation to Feutune Light Sponsor LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 22, 2023)

10.10	Promissory Note, dated June 20, 2023, issued by Feutune Light Acquisition Corporation to Feutune Light Sponsor LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 20, 2023)

10.11	Promissory Note, dated August 21, 2023, issued by Feutune Light Acquisition Corporation to Feutune Light Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 21, 2023)

10.12	Promissory Note, dated September 21, 2023, issued by Feutune Light Acquisition Corporation to Feutune Light Sponsor LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 21, 2023)

10.13	Promissory Note, dated October 26, 2023, issued by Feutune Light Acquisition Corporation to Thunder Power Holdings Limited (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on October 27, 2023)

10.14	Agreement and Plan of Merger, dated as of October 26, 2023, by and among Feutune Light Acquisition Corporation, Feutune Light Merger Sub, Inc., and Thunder Power Holdings Limited (attached as Annex A to the proxy statement/prospectus contained in this registration statement) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2023, File No. 001-41424)

10.15	Parent Support Agreement, dated as of October 26, 2023, by and among Feutune Light Acquisition Corporation, Thunder Power Holdings Limited and certain stockholders of Feutune Light Acquisition Corporation signatory thereto (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 27, 2023)

10.16	Promissory Note, dated November 20, 2023, issued by Feutune Light Acquisition Corporation to Thunder Power Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 21, 2023)

10.17	Promissory Note, dated December 20, 2023, issued by Feutune Light Acquisition Corporation to Thunder Power Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 21, 2023)

10.18	Promissory Note, dated January 19, 2024, issued by Feutune Light Acquisition Corporation to Thunder Power Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 19, 2024)

10.19	Promissory Note, dated February 21, 2024, issued by Feutune Light Acquisition Corporation to Thunder Power Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2024)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 14, 2022)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEUTUNE LIGHT ACQUISITION CORPORATION

Dated: March 6, 2024	By:	/s/ Yuanmei Ma
	Name:	Yuanmei Ma
	Title:	CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xuedong (Tony) Tian	Chief Executive Officer (Principal executive officer)	March 6, 2024
Xuedong (Tony) Tian	and Director

/s/ Lei Xu	President and Chairwoman	March 6, 2024
Lei Xu

/s/ Yuanmei Ma	Chief Financial Officer (Principal Financial and	March 6, 2024
Yuanmei Ma	Accounting Officer)

/s/ Kevin Vassily	Independent Director	March 6, 2024
Kevin Vassily

/s/ David Ping Li	Independent Director	March 6, 2024
David Ping Li

/s/ Wenbing Chris Wang	Independent Director	March 6, 2024
Wenbing Chris Wang

FEUTUNE LIGHT ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Feutune Light Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Feutune Light Acquisition Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2023, and for the period from January 19, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the year ended December 31, 2023 and for the period from January 19, 2022 (inception) through December 31 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. Liquidity concern and mandatary liquidation raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2023.

Houston, Texas

March 6, 2024

FEUTUNE LIGHT ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

Assets
Cash	$18,330	$546,632
Prepaid expenses	45,726	168,491
Total current assets	64,056	715,123

Cash and Marketable securities held in Trust Account	54,075,630	100,525,498
Total Assets	$54,139,686	$101,240,621

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$97,513	$91,776
Franchise tax payable	36,381	56,918
Income taxes payable	35,748	396,253
Excise tax payable	502,251	-
Loan from related parties	2,162,500	-
Total Current Liabilities	2,834,393	544,947

Deferred underwriters’ discount	3,421,250	3,421,250
Total Liabilities	6,255,643	3,966,197

Commitments and Contingencies

Class A common stock subject to possible redemption, 4,983,493 shares and 9,775,000 shares at conversion value of $10.84 and $10.24 per share as of December 31, 2023 and December 31, 2022, respectively	54,003,501	100,072,326
Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 25,000,000 shares authorized, 558,875 issued and outstanding (excluding 4,983,493 and 9,775,000 shares subject to possible redemption as of December 31, 2023 and December 31, 2022, respectively)	56	56
Class B common stock, $0.0001 par value, 4,500,000 shares authorized, 2,443,750 shares issued and outstanding	244	244
Additional paid-in capital	-	-
Accumulated deficit	(6,119,758)	(2,798,202)
Total Stockholders’ Deficit	(6,119,458)	(2,797,902)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$54,139,686	$101,240,621

The accompanying notes are an integral part of these consolidated financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Period from January 19, 2022 (inception) through
	December 31, 2023	December 31, 2022
Formation and operating costs	$1,167,531	$451,461
Franchise tax expenses	82,046	56,918
Loss from Operations	$(1,249,577)	$(508,379)

Other income
Interest earned on investment held in Trust Account	3,664,204	1,309,248

Income before income taxes	2,414,627	800,869

Income taxes provision	1,077,692	396,253

Net Income	$1,336,935	$404,616

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	7,240,883	5,452,529
Basic and diluted net income per share, common stock subject to possible redemption	$0.30	$0.67
Basic and diluted weighted average shares outstanding, common stock attributable to Feutune Light Acquisition Corporation	3,002,625	2,614,542
Basic and diluted net loss per share, common stock attributable to Feutune Light Acquisition Corporation	$(0.28)	$(1.25)

The accompanying notes are an integral part of these consolidated financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	558,875	$56	2,443,750	$244	$-	$(2,798,202)	$(2,797,902)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(2,478,740)	(2,478,740)
Additional amount deposited into trust for extensions	-	-	-	-	-	(1,677,500)	(1,677,500)
Excise tax payable attributable to redemption	-	-	-	-	-	(502,251)	(502,251)
Net Income	-	-	-	-	-	1,336,935	1,336,935
Balance as of December 31, 2023	558,875	$56	2,443,750	$244	$-	$(6,119,758)	$(6,119,458)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 19, 2022 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial stockholder	-	-	2,443,750	244	24,756	-	25,000
Sale of public units through public offering	9,775,000	978	-	-	97,749,022	-	97,750,000
Sale of private placement shares	498,875	50	-	-	4,988,700	-	4,988,750
Issuance of representative shares	60,000	6	-	-	72,169	-	72,175
Offering costs	-	-	-	-	(5,966,117)	-	(5,966,117)
Reclassification of common stock subject to redemption	(9,775,000)	(978)	-	-	(95,422,572)	-	(95,423,550)
Allocation of offering costs to common stock subject to redemption	-	-	-	-	5,824,123	-	5,824,123
Accretion of carrying value to redemption value	-	-	-	-	(7,270,081)	(3,202,818)	(10,472,899)
Net income	-	-	-	-	-	404,616	404,616
Balance as of December 31, 2022	558,875	$56	2,443,750	$244	$-	$(2,798,202)	$(2,797,902)

The accompanying notes are an integral part of these consolidated financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period from
		January 19, 2022
	For the Year Ended December 31, 2023	(inception) through December 31, 2022
Cash Flows from Operating Activities:
Net Income	$1,336,935	$404,616
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(3,664,204)	(1,309,248)
Changes in operating assets and liabilities:
Prepaid expenses	122,765	(168,491)
Accrued expenses	5,737	91,776
Franchise tax payable	(20,537)	56,918
Income taxes payable	(360,505)	396,253
Net Cash Used in Operating Activities	(2,579,809)	(528,176)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(1,453)	(99,216,250)
Investment of cash in Trust Account for extension loans	(1,677,500)	-
Cash withdrawn from trust to pay taxes	1,567,960	-
Cash withdrawn from Trust Account in connection with redemption	50,225,065	-
Net Cash Provided by (Used in) Investing Activities	50,114,072	(99,216,250)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	-	25,000
Proceeds from issuance of promissory note to related parties	-	280,000
Proceeds from extension loans	1,677,500	-
Proceeds from working capital loans	485,000	-
Payment of promissory note to related party	-	(280,000)
Proceed from public offering	-	97,750,000
Proceeds from private placement	-	4,988,750
Payment of underwriter discount	-	(1,955,000)
Payment of deferred offering costs	-	(517,692)
Redemption of Class A Common Stock	(50,225,065)	-
Net Cash (Used in) Provided by Financing Activities	(48,062,565)	100,291,058

Net Change in Cash	(528,302)	546,632

Cash at Beginning of Period	546,632	-
Cash at End of Period	$18,330	$546,632

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,463,923	$-
Cash paid for interest	$-	$-

Non-cash Financing Activities:
Deferred underwriters’ marketing fees	$-	$3,421,250
Issuance of representative shares	$-	$72,175
Change in value of common stock subject to redemption	$-	$95,423,550
Allocation of offering costs to common stock subject to redemption	$-	$5,824,123
Remeasurement of carrying value to redemption value	$2,478,740	$10,472,899
Additional amount deposited into trust for extensions	$1,677,500	$-
Excise tax payable attributable to redemption	$502,251	$-

The accompanying notes are an integral part of these consolidated financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Note 1 — Organization and Business Operation

Feutune Light Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated as a Delaware company on January 19, 2022. The Company was formed for the purpose of entering into a merger, stock exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has entered into an Agreement and Plan of Merger (the “Merger Agreement”) as discussed below. The Company has selected December 31 as its fiscal year end.

On July 3, 2023, the Company incorporated Feutune Light Merger Sub, Inc, (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of the Company.   As of December 31, 2023, there has been no activity in Merger Sub.

As of December 31, 2023 and 2022, the Company had not commenced any operations. For the period from January 19, 2022 (inception) through December 31, 2023, the Company’s efforts have been limited to organizational activities, as activities related to the initial public offering (“IPO”)  and Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

On June 16, 2023, the Company held a special meeting of the stockholders (the “Special Meeting”), where the stockholders of the Company approved the amendment of the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to allow the Company until June 21, 2023 to consummate an initial Business Combination and to elect to extend the period to consummate an initial Business Combination up to nine times, each by an additional one-month period (each, a “Monthly Extension”), for a total of up to nine months to March 21, 2024, by depositing to the Company’s Trust Account, the lesser of (i) $100,000 for all Public Shares and (ii) $0.04 for each Public Share for each one-month extension. On June 20, 2023, a certificate of amendment to the Charter (the “Charter Amendment”) was filed with the State of Delaware, effective on the same date. In connection with the votes to approve the Charter Amendment, 4,791,507 shares of Class A Common Stock of the Company were rendered for redemption.

From June to September 2023, four $100,000 Monthly Extension Payment were deposited into the Trust Account for the public stockholders, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by four months from June 21, 2023 to October 21, 2023. Among the four $100,000 Monthly Extension Payments, the $100,000 deposited on July 20, 2023 (the “July Monthly Extension Payment”) was deposited by the Company from its working capital account in lieu of a deposit by the Sponsor. Such advancement was repaid by the Sponsor to the Company in September 2023. From October to December 2023, three Monthly Extension Payments was deposited into the Trust Account by TPH (as defined below) which enabled the Company to extend the date by which it has to consummate its initial Business Combination by three months from October 21, 2023 to January 21, 2024.

In connection with the four Monthly Extension Payments, the Company issued four unsecured promissory notes of $100,000 to the Sponsor to evidence the payments made by the Sponsor for the Monthly Extension Payment. In connection with the October to December Monthly Extension Payments, and pursuant to the Merger Agreement (as defined below), the Company issued three unsecured promissory notes of $100,000 each to TPH to evidence the payment made for the October to December Monthly Extension Payments.

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

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

As of December 31, 2023, the Company has until January 21, 2024 to consummate its initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination by January 21, 2024, the Company may, but is not obligated to, extend the period of time to consummate its initial Business Combination for up to four more times by an additional one-month each time and may have until March 21, 2024 to consummate its initial Business Combination. See Note 10 Subsequent events for further extensions in 2024.

The shares of Class A Common Stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will consummate a Business Combination and, solely if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company currently has until December 21, 2024 which is the current maximum extension to complete the initial Business Combination (the “Combination Period”).

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

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Liquidity and Capital Resources and Going Concern

As of December 31, 2023, the Company had cash of $18,330 and a working capital deficit of $2,268,086.

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

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

In addition, under the Company’s currently effective amended and restated certificate of incorporation, as of December 31, 2023, the Company has until January 21, 2024, or December 21, 2024 upon maximum extension, to complete the initial Business Combination. The Company may seek approval from its stockholders holding no less than 65% or more of the votes to approve to extend the completion period. If the Company fails to obtain approval from the stockholders for such extension or the Company does not seek such extension, the Company will cease all operations.

There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period and that the Company will obtain enough votes to extend the Combination Period. In connection with the Company’s assessment of going concern considerations in accordance with the Accounting Standards Update (“ASU”) 2014-15 of the Financial Accounting Standard Board (FASB), “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity concern and mandatary liquidation mentioned above raised substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary Merger Sub, over which the Company exercises control. All transactions and balances among the Company and its subsidiary have been eliminated upon consolidation.

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $18,330 and $546,632 of cash held in bank accounts as of December 31, 2023 and December 31, 2022, respectively.

Cash and Marketable securities held in Trust Account

At December 31, 2023 and December 31, 2022, $54,075,630 and $100,525,498, respectively of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as interest income in the accompanying statement of operations. Interest income for the year ended December 31, 2023 and the period from January 19, 2022 (inception) through December 31, 2022 amounted to $3,664,204 and $1,309,248, respectively.

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2023, common stock subject to possible redemption are presented at redemption value of $10.84 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

As discussed in Note 1, in connection with the votes to approve the Charter Amendment, 4,791,507 shares of Class A Common Stock of the Company were rendered for redemption resulting in $50,225,065 paid from the Trust Account to redeeming stockholders. As a result of the redemption, as of December 31, 2023, the Company has 4,983,493 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet that are subject to redemption. See Note 4 for further details.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2023 and 2022, the Company has not considered the effect of the Warrants sold in the IPO and the Private Placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year Ended December 31, 2023	For the Period from January 7, 2022 (inception) through December 31, 2022

Net income	$1,336,935	$404,616
Accretion of carrying value to redemption value	(4,156,240)	(10,472,899)
Net loss including accretion of carrying value to redemption value	$(2,819,305)	$(10,068,283)

	For the Year Ended December 31, 2023			For the Period From January 7, 2022 (inception) through December 31, 2022
		Non-			Non-
	Redeemable	Redeemable		Redeemable	Redeemable
	Common	Common		Common	Common
	Stock	Stock	Total	Stock	Stock	Total
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,992,897)	$(826,408)	$(2,819,305)	$(6,805,147)	$(3,263,136)	$(10,068,283)
Accretion of carrying value to redemption value	4,156,240	—	4,156,240	10,472,899	—	10,472,899
Allocation of net income (loss)	$2,163,343	$(826,408)	$1,336,935	$3,667,752	$(3,263,136)	$404,616
Denominators:
Weighted-average shares outstanding	7,240,883	3,002,625		5,452,529	2,614,542
Basic and diluted net income (loss) per share	$0.30	$(0.28)		$0.67	$(1.25)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of December 31, 2023, the balance in this account was fully covered by the Federal Deposit Insurance Corporation (FDIC) limit.

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

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Company’s initial Business Combination, extension or otherwise, (ii) the structure of the Company’s initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Company’s initial Business Combination (or otherwise issued not in connection with the Company’s initial Business Combination but issued within the same taxable year of the Company’s initial Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Company’s initial Business Combination and in the Company’s ability to complete its initial Business Combination. As a result of the 4,791,507 shares of Class A common stock redeemed in June 2023, the Company accrued the 1% excise tax in the amount of $502,251 as a reduction of retained deficit since additional paid in capital was not available.

Because the Company did not complete a Business Combination by December 31, 2023, any additional redemption or other repurchase that occurs in connection with an initial Business Combination may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury.

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

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3 — Investments Held in Trust Account

As of December 31, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $54,075,630 and $100,525,498, respectively, in money market funds which are invested in short term U.S. Treasury Securities. Interest income for the year ended December 31, 2023 and the period from January 19, 2022 (inception) through December 31, 2022 amounted to $3,664,204 and $1,309,248, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$54,075,630

Description	Level	December 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$100,525,498

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

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

As of December 31, 2023, and December 31, 2022, the common stock reflected on the balance sheet is reconciled in the following table.

	As of December 31, 2023	As of December 31, 2022
Gross proceeds	$97,750,000	$97,750,000
Less:
Proceeds allocated to Warrants issued in IPO	(1,055,700)	(1,055,700)
Proceeds allocated to Rights issued in IPO	(1,270,750)	(1,270,750)
Offering costs of Public Units	(5,824,123)	(5,824,123)
Redemption	(50,225,065)	-
Plus:
Accretion of carrying value to redemption value	14,629,139	10,472,899
Common stock subject to possible redemption	$54,003,501	$100,072,326

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

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Note 6 — Related Party Transactions

Founder Shares

On February 2, 2022, the Sponsor acquired 2,443,750 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of December 31, 2023 and 2022, there were 2,443,750 Founder Shares issued and outstanding.

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

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Promissory Note — Related Parties

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

Following the Special Meeting, as of December 31, 2023, four Monthly Extension Payments were deposited into the Trust Account for the public stockholders as of December 31, 2023 by the Sponsor, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by four months from June 21, 2023 to October 21, 2023. In connection with the four Monthly Extension Payments, the Company issued four notes to the Sponsor.

From October to December 2023, three Monthly Extension Payments was deposited into the Trust Account by TPH which enabled the Company to extend the date by which it has to consummate its initial Business Combination by three months from October 21, 2023 to January 21, 2024. In connection with the October to December Monthly Extension Payments, the Company issued three unsecured promissory notes of $100,000 each to TPH to evidence the payment made for the October to December Monthly Extension Payments.

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

The payee of the notes, has the right, but not the obligation, to convert the notes, in whole or in part, respectively, into Private Units of the Company, that are identical to Public Units of the Company, subject to certain exceptions, as described in the Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Private Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

As of December 31, 2023 and December 31, 2022, the Company had total of $1,377,500 and nil, respectively, of promissory notes for extension from the Sponsor. As of December 31, 2023 and December 31, 2022, the Company had total of $300,000 and nil, respectively, of promissory notes for extension from TPH.

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

In addition to the promissory notes in relation to the Monthly Extension Payments, the Company also borrowed $485,000 from the Sponsor for working capital purposes.

As of December 31, 2023 and December 31, 2022, the Company had total loan from related parties amounted to $2,162,500 and nil, respectively.

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Note 7 — Commitments & Contingencies

Risks and Uncertainties

Management continuously evaluates the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 8 — Stockholders’ Equity

Preferred Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 500,000 shares of preference stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and December 31, 2022, there was no preferred stock issued or outstanding.

Class A Common Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 25,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of December 31, 2023 and December 31, 2022, there were 558,875 shares of Class A Common Stock issued and outstanding, excluding 4,983,493 and 9,775,000 shares subject to possible redemption, respectively.

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Class B Common Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 4,500,000 shares of Class B common stock (the “Class B Common Stock”) with a par value of $0.0001 per share. As of December 31, 2023 and December 31, 2022, the Company issued 2,443,750 shares of Class B common stock.

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

As of December 31, 2023 and December 31, 2022, 10,273,875 Rights were outstanding.

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

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

As of December 31, 2023 and December 31, 2022, 10,273,875 Warrants were outstanding.

Note 9 — Income Taxes

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account.

The income tax provision (benefit) for the year ended December 31, 2023 and for the period from January 19, 2022 (inception) through December 31, 2022 were as follows:

	For the Year Ended	For the Period from January 19, 2022 (inception) through
	December 31, 2023	December 31, 2022
Current
Federal	$665,744	$233,530
State	411,948	162,723
Deferred
Federal	(238,881)	(69,606)
State	(102,378)	(29,831)
Change in valuation allowance	341,259	99,437
Income tax provision	$1,077,692	$396,253

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

		For the Period from
		January 19, 2022
	For the year ended	(inception) through
	December 31, 2023	December 31, 2022

U.S. statutory rate	21.0%	21.0%
State income tax, net of federal benefit	9.2%	11.5%
Permanent difference	0.3%	4.5%
Change in valuation allowance	14.1%	12.5%
Effective tax rate	44.6%	49.5%

The Company’s net deferred tax assets at December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023	December 31, 2022

Deferred tax assets(liability):
Start up cost	$440,696	$99,437
Valuation allowance	(440,696)	(99,437)
Deferred tax assets, net	$-	$-

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statement is issued. Other than the events below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 19, 2024 and February 21, 2024, two Monthly Extension Payments of $100,000 were deposited into the Trust Account which enabled the Company to extend the date by which it has to consummate its initial Business Combination from January 21, 2024 to March 21, 2024. In connection with the Monthly Extension Payments, and pursuant to the Merger Agreement, on October 26, 2023, the Company issued two unsecured promissory notes of $100,000 each to TPH to evidence the payment made for the January and February Monthly Extension Payments.

On March 1, 2024, the Company filed a notice of special meeting of stockholders, according to which a special meeting of stockholders is to be held virtually on March 18, 2024 at 11:30 a.m., Eastern Time, where the Company’s stockholders will vote to approve the amendment of the Current Charter to allow the Company until March 21, 2024 to consummate an initial business combination and to elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period, for a total of up to nine months to December 21, 2024.