Form 10-Q
period 2024-03-31
Feutune Light Acquisition Corp
filed 2024-05-15
CIK 1912582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number:  001-41424

Feutune Light Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	87-4620515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 W 9th St #848 Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

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

As of May 13, 2024, 3,163,669 shares of Class A common stock of the registrant, par value $0.0001 per share, and 2,443,750 shares of Class B common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

FEUTUNE LIGHT ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023

Assets
Cash	$35,622	$18,330
Prepaid expenses	7,500	45,726
Total current assets	43,122	64,056

Investments held in Trust Account	55,000,411	54,075,630
Total Assets	$55,043,533	$54,139,686

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$259,285	$97,513
Franchise tax payable	16,935	36,381
Income taxes payable	215,804	35,748
Excise tax payable	762,852	502,251
Amount due to redeeming shareholders	26,060,074	-
Loan from related parties	2,762,500	2,162,500
Total Current Liabilities	30,077,450	2,834,393

Deferred underwriters' discount	3,421,250	3,421,250
Total Liabilities	33,948,700	6,255,643

Commitments and Contingencies

Class A common stock subject to possible redemption, 2,604,794 shares and 4,983,493 shares at conversion value of $11.02 and $10.84 per share as of March 31, 2024 and December 31, 2023, respectively	28,707,598	54,003,501
Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 25,000,000 shares authorized, 558,875 issued and outstanding (excluding 2,604,794 and 4,983,493 shares subject to possible redemption as of March 31, 2024 and December 31, 2023, respectively)	56	56
Class B common stock, $0.0001 par value, 4,500,000 shares authorized, 2,443,750 shares issued and outstanding	244	244
Additional paid-in capital	-	-
Accumulated deficit	(7,163,065)	(6,119,758)
Total Stockholders' Deficit	(7,162,765)	(6,119,458)
Total Liabilities, Temporary Equity and Stockholders' Deficit	$55,043,533	$54,139,686

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Formation and operating costs	$496,754	$137,000
Franchise tax expenses	16,935	24,200
Loss from Operations	$(513,689)	$(161,200)

Other income
Interest earned on investment held in Trust Account	700,936	1,092,899

Income before income taxes	187,247	931,699

Income taxes provision	205,782	320,609

Net Income (Loss)	$(18,535)	$611,090

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	4,539,121	9,775,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.06	$0.09
Basic and diluted weighted average shares outstanding, common stock attributable to Feutune Light Acquisition Corporation	3,002,625	3,002,625
Basic and diluted net loss per share, common stock attributable to Feutune Light Acquisition Corporation	$(0.10)	$(0.09)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	558,875	$56	2,443,750	$244	$-	$(6,119,758)	$(6,119,458)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(504,171)	(504,171)
Additional amount deposited into trust for extensions	-	-	-	-	-	(260,000)	(260,000)
Excise tax payable attributable to redemption	-	-	-	-	-	(260,601)	(260,601)
Net loss	-	-	-	-	-	(18,535)	(18,535)
Balance as of March 31, 2024	558,875	$56	2,443,750	$244	$-	$(7,163,065)	$(7,162,765)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	558,875	$56	2,443,750	$244	$-	$(2,798,202)	$(2,797,902)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(748,091)	(748,091)
Additional amount deposited into trust for extensions	-	-	-	-	-	(977,500)	(977,500)
Net Income	-	-	-	-	-	611,090	611,090
Balance as of March 31, 2023	558,875	$56	2,443,750	$244	$-	$(3,912,703)	$(3,912,403)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net Income (Loss)	$(18,535)	$611,090
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(700,936)	(1,092,899)
Deferred taxes	-	18,759
Changes in operating assets and liabilities:
Prepaid expenses	38,226	49,677
Accrued expenses	161,772	(81,179)
Franchise tax payable	(19,446)	(32,718)
Income taxes payable	180,056	126,850
Net Cash Used in Operating Activities	(358,863)	(400,420)

Cash Flows from Investing Activities:
Investment of cash in Trust Account for extension loans	(260,000)	(977,500)
Cash withdrawn from trust to pay taxes	36,155	231,918
Net Cash Used in Investing Activities	(223,845)	(745,582)

Cash Flows from Financing Activities:
Proceeds from extension loans	260,000	977,500
Proceeds from working capital loans	340,000	-
Net Cash Provided by Financing Activities	600,000	977,500

Net Change in Cash	17,292	(168,502)

Cash at Beginning of Period	18,330	546,632
Cash at End of Period	$35,622	$378,130

Non-cash Financing Activities:
Remeasurement of carrying value to redemption value	$504,171	$748,091
Additional amount deposited into trust for extensions	$260,000	$977,500
Excise tax payable attributable to redemption	$260,601	$-
Amount due to redeeming shareholders	$26,060,074	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FEUTUNE LIGHT ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Note 1 — Organization and Business Operation

Feutune Light Acquisition Corporation (the “Company” or “FLFV”) is a blank check company incorporated as a Delaware company on January 19, 2022. The Company was formed for the purpose of entering into a merger, stock exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has entered into an Agreement and Plan of Merger (the “Merger Agreement”) as discussed below. The Company has selected December 31 as its fiscal year end.

On July 3, 2023, the Company incorporated Feutune Light Merger Sub, Inc, (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of the Company. As of March 31, 2024, there has been no activity in Merger Sub.

As of March 31, 2024 and December 31, 2023, the Company had not commenced any operations. For the period from January 19, 2022 (inception) through March 31, 2024, the Company’s efforts have been limited to organizational activities, as activities related to the initial public offering (“IPO”)  and Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Transaction costs amounted to $5,966,117, consisting of $5,376,250 of underwriting fees, $517,692 of other offering cost and of $72,175 fair value of the 60,000 Representative Shares as part of the transaction costs. Following the consummation of the IPO, cash of $1,029,523 were held outside of the Trust Account (as defined below) and was available for working capital purposes.

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

From June to September 2023, four $100,000 Monthly Extension Payments were deposited into the Trust Account for the public stockholders, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by four months from June 21, 2023 to October 21, 2023. Among the four $100,000 Monthly Extension Payments, the $100,000 deposited on July 20, 2023 (the “July Monthly Extension Payment”) was deposited by the Company from its working capital account in lieu of a deposit by the Sponsor. Such advancement was repaid by the Sponsor to the Company in September 2023. In connection with the Monthly Extension Payments mentioned above, the Company issued four unsecured promissory notes of $100,000 to the Sponsor to evidence the payments made by the Sponsor for the Monthly Extension Payments.

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

From October 2023 to December 2023, three Monthly Extension Payments was deposited into the Trust Account by TPH, which enabled the Company to extend the date by which it has to consummate its initial Business Combination by three months from October 21, 2023 to January 21, 2024. In connection with the October to December Monthly Extension Payments, and pursuant to the Merger Agreement, the Company issued three unsecured promissory notes of $100,000 each to TPH to evidence the payment made for the October to December Monthly Extension Payments.

On March 18, 2024, the stockholders of FLFV approved in the Special Meeting to amend the certificate of incorporation of FLFV effective at the time, to provide that FLFV has until March 21, 2024 to consummate an initial business combination and may elect to extend the Combination Deadline for up to nine times, each by an additional one-month period (each, a “New Monthly Extension”), for a total of up to nine months to December 21, 2024, if FLFV seeks to extend the Combination Deadline by the 21st of each month and that a payment of $60,000 is deposited into the Trust Account (each, a “New Monthly Extension Payment”).

On March 19, 2024, FLFV consulted and agreed with TPH to amend the Merger Agreement (the “Merger Agreement Amendment”) to provide that TPH shall continue to provide such number of additional New Monthly Extension Payments for each New Monthly Extension FLFV seeks to consummate the Business Combination, up to June 21, 2024. In exchange for each New Monthly Extension Payment, FLFV shall issue a New Monthly Extension Note in the amount of $60,000, which shall provide for repayment upon the Business Combination or the conversion into 6,000 private placement units of FLFV. Each such New Monthly Extension Note shall also continue to entitle TPH to have senior ranking on repayments of the Existing Monthly Extension Payments provided by the sponsor of FLFV or its other designees, in the event of liquidation of the FLFV. On March 14, 2024, in connection with the votes to approve the Charter Amendment Proposal, 2,378,699 shares of Class A common stock of the Company were tendered for redemption, resulting in $26,060,074 due to redeeming shareholders as of March 31, 2024.

From January to March 2024, three Monthly Extension Payments was deposited into the Trust Account by TPH which enabled the Company to extend the date by which it has to consummate its initial Business Combination by three months from January 21, 2024 to April 21, 2024. See Note 10 - Subsequent Events. In connection with the January to March Monthly Extension Payments, and pursuant to the Merger Agreement and the Merger Agreement Amendment, the Company issued two unsecured promissory notes of $100,000 each and one unsecured promissory note of $60,000 to TPH to evidence the payment made for the January to March Monthly Extension Payments.

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

Liquidity and Capital Resources and Going Concern

As of March 31, 2024, the Company had cash of $35,622 and a working capital deficit of $30,034,328.

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

In addition, under the Company’s currently effective amended and restated certificate of incorporation, as of March 31, 2024, the Company has until December 21, 2024 upon maximum extension, to complete the initial Business Combination. If the Company fails to complete Business Combination, the Company will cease all operations.

There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. In connection with the Company’s assessment of going concern considerations in accordance with the Accounting Standards Update (“ASU”) 2014-15 of the Financial Accounting Standard Board (FASB), “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity concern and mandatary liquidation mentioned above raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $35,622 and $18,330 of cash held in bank accounts as of March 31, 2024 and December 31, 2023, respectively.

Investments held in Trust Account

As of March 31, 2024 and December 31, 2023, $55,000,441 and $54,075,630, respectively, of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as interest income in the accompanying statement of operations. Interest income for the three months ended March 31, 2024 and 2023 amounted to $700,936 and $1,092,899, respectively.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2024, common stock subject to possible redemption are presented at redemption value of $11.02 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

As discussed in Note 1, on June 20, 2023, in connection with the votes to approve the Charter Amendment, 4,791,507 shares of Class A Common Stock of the Company were rendered for redemption resulting in $50,225,065 paid from the Trust Account to redeeming stockholders. On March 14, 2024, in connection with the votes to approve the Charter Amendment Proposal, 2,378,699 shares of Class A Common Stock of the Company were rendered for redemption resulting in $26,060,074 due to redeeming shareholders. As a result of the redemptions, as of March 31, 2024, the Company has 2,604,794 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet that are subject to redemption. See Note 4 for further details.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of March 31, 2024 and December 31, 2023, the Company has not considered the effect of the Warrants sold in the IPO and the Private Placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Month Ended March 31, 2024	For the Three Months Ended March 31, 2023

Net income (loss)	$(18,535)	$611,090
Remeasurement of carrying value to redemption value	(504,171)	(748,091)
Additional amount deposited into trust for extensions	(260,000)	(977,500)
Net loss including accretion of carrying value to redemption value	$(782,706)	$(1,114,501)

	For the Three Months Ended March 31, 2024			For the Three Months Ended March 31, 2023
		Non-			Non-
	Redeemable	Redeemable		Redeemable	Redeemable
	Common	Common		Common	Common
	Stock	Stock	Total	Stock	Stock	Total
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(471,084)	$(311,622)	$(782,706)	$(852,603)	$(261,898)	$(1,114,501)
Remeasurement of carrying value to redemption value	504,171	—	504,171	748,091	—	748,091
Additional amount deposited into trust for extensions	260,000	—	260,000	977,500	—	977,500
Net income (loss)	$293,087	$(311,622)	$(18,535)	$872,988	$(261,898)	$611,090
Denominators:
Weighted-average shares outstanding	4,539,121	3,002,625		9,775,000	3,002,625
Basic and diluted net income (loss) per share	$0.06	$(0.10)		$0.09	$(0.09)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2024, the balance in this account was fully covered by the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Company’s initial Business Combination, extension or otherwise, (ii) the structure of the Company’s initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Company’s initial Business Combination (or otherwise issued not in connection with the Company’s initial Business Combination but issued within the same taxable year of the Company’s initial Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Company’s initial Business Combination and in the Company’s ability to complete its initial Business Combination. As a result of the 4,791,507 shares of Class A common stock redeemed in June 2023 and the 2,378,699 shares of Class A common stock redeemed in March 2024, the Company accrued the 1% excise tax in the amount of $762,852 as a reduction of retained deficit since additional paid in capital was not available. Total excise tax payable as of March 31, 2024 and December 31, 2023 was $762,852 and $502,251, respectively.

Because the Company did not complete a Business Combination by March 31, 2024, any additional redemption or other repurchase that occurs in connection with an initial Business Combination may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company evaluated the potential impact of adopting this new guidance on its unaudited consolidated financial statements and related disclosures and believe that the adoption of this ASU did not have a material effect on the Company’s financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited consolidated financial statements.

Note 3 — Investments Held in Trust Account

As of March 31, 2024 and December 31, 2023, assets held in the Trust Account were comprised of $55,000,411 and $54,075,630 , respectively, in money market funds which are invested in short term U.S. Treasury Securities. Interest income for the three months ended March 31, 2024 and 2023 amounted to $700,936 and $1,092,899, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$55,000,411

Description	Level	December 31, 2023
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$54,075,630

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

As of March 31, 2024, and December 31, 2023, the common stock reflected on the balance sheet is reconciled in the following table.

	As of March 31, 2024	As of December 31, 2023
Gross proceeds	$97,750,000	$97,750,000
Less:
Proceeds allocated to Warrants issued in IPO	(1,055,700)	(1,055,700)
Proceeds allocated to Rights issued in IPO	(1,270,750)	(1,270,750)
Offering costs of Public Units	(5,824,123)	(5,824,123)
Redemption	(76,285,139)	(50,225,065)
Plus:
Remeasurement of carrying value to redemption value	13,455,810	12,951,639
Additional amount deposited into trust for extensions	1,937,500	1,677,500
Common stock subject to possible redemption	$28,707,598	$54,003,501

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

Note 6 — Related Party Transactions

Founder Shares

On February 2, 2022, the Sponsor acquired 2,443,750 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of March 31, 2024 and December 31, 2023, there were 2,443,750 Founder Shares issued and outstanding.

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

From October to December 2023, three Monthly Extension Payments were deposited into the Trust Account by TPH which enabled the Company to extend the date by which it has to consummate its initial Business Combination by three months from October 21, 2023 to January 21, 2024. In connection with the October to December Monthly Extension Payments, the Company issued three unsecured promissory notes of $100,000 each to TPH to evidence the payment made for the October to December Monthly Extension Payments.

On March 18, 2024, the stockholders of FLFV approved in the Special Meeting to amend the certificate of incorporation of FLFV effective at the time, to provide that FLFV has until March 21, 2024 to consummate an initial business combination and may elect to extend the Combination Deadline for up to nine times, each by an additional New Monthly Extension, for a total of up to nine months to December 21, 2024, if FLFV seeks to extend the Combination Deadline by the 21st of each month and that a New Monthly Extension Payment of $60,000 is deposited into the Trust Account.

On March 19, 2024, FLFV consulted and agreed with TPH to amend (the “Merger Agreement Amendment”) the Merger Agreement to provide that TPH shall continue to provide such number of additional New Monthly Extension Payments for each New Monthly Extension FLFV seeks to consummate the Business Combination, up to June 21, 2024. In exchange for each New Monthly Extension Payment, FLFV shall issue a New Monthly Extension Note in the amount of $60,000, which shall provide for repayment upon the Business Combination or the conversion into 6,000 private placement units of FLFV. Each such New Monthly Extension Note shall also continue to entitle TPH to have senior ranking on repayments of the Existing Monthly Extension Payments provided by the sponsor of FLFV or its other designees, in the event of liquidation of the FLFV.

From January 2024 to April 2024, three Monthly Extension Payments were deposited into the Trust Account by TPH which enabled the Company to extend the date by which it has to consummate its initial Business Combination by three months from January 21, 2024 to April 21, 2024. In connection with the January to March Monthly Extension Payments, the Company issued two unsecured promissory notes of $100,000 each and one unsecured promissory note of $60,000 to TPH to evidence the payment made for the January to April Monthly Extension Payments.

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

As of March 31, 2024 and December 31, 2023, the Company had total of $1,377,500 of promissory notes outstanding for extension from the Sponsor. As of March 31, 2024 and December 31, 2023, the Company had total of $560,000 and $300,000, respectively, of promissory notes outstanding for extension from TPH.

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

In addition to the promissory notes in relation to the Monthly Extension Payments, the Company also borrowed $825,000 from the Sponsor for working capital purposes. As of March 31, 2024 and December 31, 2023, the Company had total working capital loans amounted to $825,000 and $485,000, respectively.

As of March 31, 2024 and December 31, 2023, the Company had total loan from related parties amounted to $2,762,500 and $2,162,500, respectively.

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

Note 8 — Stockholders’ Equity

Preferred Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 500,000 shares of preference stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there was no preferred stock issued or outstanding.

Class A Common Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 25,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 558,875 shares of Class A Common Stock issued and outstanding, excluding 2,604,794 and 4,983,493 shares subject to possible redemption, respectively.

Class B Common Stock — Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 4,500,000 shares of Class B common stock (the “Class B Common Stock”) with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, the Company issued 2,443,750 shares of Class B common stock.

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

As of March 31, 2024 and December 31, 2023, 10,273,875 Rights were outstanding.

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

As of March 31, 2024 and December 31, 2023, 10,273,875 Warrants were outstanding.

Note 9 — Income Taxes

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account.

The income tax provision (benefit) for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Current
Federal	$127,122	$211,295
State	78,660	90,555
Deferred
Federal	(43,716)	(11,439)
State	(18,736)	(4,902)
Change in valuation allowance	62,452	35,100
Income tax provision	$205,782	$320,609

The Company’s net deferred tax assets at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023

Deferred tax assets(liability):
Start up cost	$62,452	$440,696
Valuation allowance	(62,452)	(440,696)
Deferred tax assets, net	$-	$-

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

On April 18, 2024, an aggregate of $60,000 (the “April Monthly Extension Payment”) was deposited into trust account of the Company for the public stockholders, which enabled the Company to extend the period of time it has to consummate its initial business combination by one month from April 21, 2024 to May 21, 2024 (the “April Extension”). The April Extension is the second of the up to nine Monthly Extensions permitted under the Company’s Amended and Restated Certificate of Incorporation currently in effect.

In connection with the April Monthly Extension Payment and pursuant to the Agreement and Plan of Merger entered into by the Company, Thunder Power, and Feutune Light Merger Sub, Inc. on October 26, 2023 (as amended, the “Merger Agreement”), the Company issued an unsecured promissory note of $60,000 to Thunder Power, to evidence the payments made for the April Monthly Extension Payment.

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

Certain Potential Restrictions or Negative Impacts

We believe that none of our officers, directors, Sponsor and members of our Sponsor have significant ties to China except that some of our management members and Sponsor members lived in China or Hong Kong more than ten or twenty years ago before they came to the United States for advanced education and commenced their professional careers in the United States and certain members of our Sponsor including Ms. Sau Fong Yeung (holding approximately 41.3% of equity interest in the Sponsor), the manager of the Sponsor and Mr. Xianhong Wu (indirectly holding approximately 17.4% of equity interest in the Sponsor) are Hong Kong citizens and U.S. permanent residents. As our Certificate of Incorporation prohibits us from undertaking our initial Business Combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau), we do not believe the historical path of some of our management and Sponsor members will result in a material change in our search for a target company and the value of the securities that we are registering for sale. However, as we cannot predict the perception from potential target companies or the market, it is uncertain whether that would make us a less attractive partner to a non-China or non-Hong Kong-based target company and such perception may potentially limit or negatively impact our search for our initial Business Combination. Furthermore, if any officers and directors of the post-combination entity will be located outside the United States, it may be difficult, or in some cases, impossible for investors in the United States to enforce their legal rights against, effect service of process upon, or enforce judgments of United States courts predicated upon civil liabilities and criminal penalties under United States securities laws against such officers and directors after our Business Combination. See “Part I – Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended on December 31, 2023 filed with the SEC on March 6, 2024.

Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries – including aviation, defense, semiconductors, telecommunications and biotechnology – are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Two members of our Sponsor (including the manager of the Sponsor) are Hong Kong citizens and U.S. permanent residents, therefore any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with our initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing our initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to our initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we proceed without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete our initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership restrictions. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share initially, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company. See “Part I – Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended on December 31, 2023 filed with the SEC on March 6, 2024.

Recent Developments

Extensions of the Period of Time to Consummate Initial Business Combination and Charter Amendments

On March 18, 2024, the Company held a special meeting of the stockholders (the “2024 Special Meeting”) at which the stockholders approved an amendment to the Company’s certificate of incorporation (the “Second Amendment”) to allow the Company until March 21, 2024 to complete an initial business combination and may elect to extend such period up to nine times, each by an additional one-month period (each, a “Second Amendment Monthly Extension”), for a total up to nine months until December 21, 2024, by depositing to the Company’s trust account, the lesser of (i) $60,000 for all public shares and (ii) $0.035 for each public share for each one-month extension (each, a “Second Amendment Monthly Extension Payment”). In connection with the votes to approve the Second Amendment, 2,378,699 shares of Class A common stock were redeemed resulting in the Company having 2,604,794 shares of Class A common stock and 2,443,750 shares of Class B common stock issued and outstanding.

From March 2024 to April 2024, two Second Amendment Monthly Extension Payments were deposited into the Trust Account by Thunder Power Holdings Limited (“Thunder Power”) pursuant to a certain Agreement and Plan of Merger dated October 26, 2023 (as amended. the “Merger Agreement”), as a result of which, the Company must complete the Business Combination by May 21, 2024 unless otherwise extended. The Company issued two unsecured promissory notes in an aggregate amount $120,000 to Thunder Power to evidence the deposits.

The notes issued to Thunder Power bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the business combination or (ii) the Maturity Date (as defined in the promissory notes). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the notes may be accelerated. The notes also will rank senior to repayments of the existing monthly extension payments provided by the Sponsor or its other designees in the event of the liquidation of the Company.

The issuance of the notes described above was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Amendments to the Merger Agreement

On March 19, 2024, the Company and Thunder Power entered into an amendment (the “Merger Agreement Amendment”) to the Merger Agreement. Pursuant to the Merger Agreement Amendment, Thunder Power shall continue to provide $60,000 for each Second Amendment Monthly Extension if the Company seeks to extend the deadline for consummating the Business Combination up to December 21, 2024. In exchange for each Second Amendment Monthly Extension Payment, the Company will issue a note in the amount of $60,000 to Thunder Power, which will provide for repayment upon the Business Combination or the conversion into 6,000 private placement units of the Company. Each such new note will rank senior to repayments of the Existing Monthly Extension Payments provided by the Sponsor or its other designees in the event of the liquidation of the Company.

On April 5, 2024, the Company and Thunder Power entered into the second amendment to the Merger Agreement, pursuant to which the board of directors of the combined entity shall consist of five (5) directors, among which three (3) directors shall be nominated by Thunder Power, one (1) director shall be nominated by the Company, and one (1) director shall be mutually nominated by the Thunder Power and the Company.

Change of Address of Principal Executive Offices

On May 14, 2024, the Company changed its address of principal executive office from 48 Bridge Street, Building A, Metuchen, New Jersey 08840 to 221 W 9th St #848, Wilmington, Delaware 19801.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through March 31, 2024 were organizational activities and those necessary to prepare for the IPO and search for target for initial Business Combination after IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three months ended March 31, 2024 and 2023, we had a net loss of $18,535 and net income of $611,090, respectively, from interest income less formation and operating costs and tax expenses.

Liquidity and Capital Resources and Going Concern

The Company’s liquidity needs up to March 31, 2024 had had been satisfied through the initial payment from the Sponsor of $25,000 for the insider shares and proceeds from the Private Placement.

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

As of March 31, 2024, the Company had cash of $35,622 and a working capital deficit of $30,034,328.

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

In addition, our Charter and Charter Amendment allow the Company until June 21, 2023 to consummate an initial Business Combination, to elect to extend the period to consummate an initial Business Combination up to nine times, each by an additional one-month period, for a total of up to nine months to March 21, 2024, and to elect to extend the Combination Deadline for up to nine times, each by an additional New Monthly Extension, for a total of up to nine months to December 21, 2024. If we are unable to complete our initial Business Combination by December 21, 2024 upon maximum extension, we may seek approval from our stockholders holding no less than 65% or more of the votes to approve to extend the completion period if we fail to obtain approval from our stockholders for such extension or we do not seek such extension, the Company will cease all operations.

There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period. In connection with our assessment of going concern considerations in accordance with the Accounting Standards Update (“ASU”) 2014-15 of the Financial Accounting Standard Board (FASB), “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity concern and mandatary liquidation mentioned above raise substantial doubt about our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2024 and December 31, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2024, common stock subject to possible redemption is presented at redemption value of $11.02 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We evaluated the potential impact of adopting this new guidance on our unaudited consolidated financial statements and related disclosures and believe that the adoption of this ASU did not have a material effect on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and our chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Prospectus, our annual reports on Form 10-K for the fiscal year ended on December 31, 2022 and 2023 filed with the SEC on March 31, 2023 and March 6, 2023 respectively (collectively, the “Annual Reports”), the quarterly report on Form 10-Q filed with the SEC on August 21, 2023 (the “August 2023 10 Q”), and a registration statement on Form S-4 (File No. 333-275933) relating to the proposed business combination with Thunder Power filed with the SEC on December 6, 2023 (as amended from time to time, the “S-4”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Prospectus, the Annual Reports, the August 2023 10 Q , and the S-4

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amendment to Agreement and Plan of Merger, dated as of March 19, 2024, by and among Feutune Light Acquisition Corporation, Feutune Light Merger Sub, Inc., and Thunder Power Holdings Limited (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on March 19, 2024)
2.2	Amendment No.2 to Agreement and Plan of Merger, dated as of April 5, 2024, by and among Feutune Light Acquisition Corporation, Feutune Light Merger Sub, Inc., and Thunder Power Holdings Limited (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 5, 2024)
10.1	Promissory Note, dated November 20, 2023, issued by Feutune Light Acquisition Corporation to Thunder Power Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 21, 2023)
10.2	Promissory Note, dated December 20, 2023, issued by Feutune Light Acquisition Corporation to Thunder Power Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2023)
10.3	Promissory Note, dated January 19, 2024, issued by Feutune Light Acquisition Corporation to Thunder Power Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 19, 2024)
10.4	Promissory Note, dated February 21, 2024, issued by Feutune Light Acquisition Corporation to Thunder Power Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2024)
10.5	Promissory Note, dated March 19, 2024, issued by Feutune Light Acquisition Corporation to Thunder Power Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 19, 2024)
10.6	Promissory Note, dated April 3, 2024, issued by Feutune Light Acquisition Corporation to Feutune Light Sponsor LLC (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-4 filed on April 8, 2024)
10.7	Promissory Note, dated April 18, 2024, issued by Feutune Light Acquisition Corporation to Thunder Power Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 18, 2024)
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEUTUNE LIGHT ACQUISITION CORPORATION

Dated: May 14, 2024	By:	/s/ Yuanmei Ma
	Name:	Yuanmei Ma
	Title:	CFO