Form 10-Q
period 2024-06-30
Thunder Power Holdings, Inc.
filed 2024-09-04
CIK 1912582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to

Commission File Number: 001-41424

Thunder Power Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-4620515
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

221 W 9th St #848
Wilmington, Delaware 19801
(Address of principal executive offices)

(909) 214-2482

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par	AIEV	The Nasdaq Global Market
value $0.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒		Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 31, 2024, 70,716,094 shares of the registrant’s common stock were issued and outstanding.

Thunder Power Holdings, Inc.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals, as well as our expectations with respect to:

●	Our business strategy and future growth prospects;

●	Our industry;

●	Our future profitability, cash flows and liquidity;

●	Our financial strategy, budget, projections and operating results;

●	The amount, nature and timing of our capital expenditures and the impact of such expenditures on our performance;

●	The availability and terms of capital;

●	Our research, development and production activities;

●	The market for our future products and services;

●	Competition and government regulations;

●	General economic conditions.

These forward-looking statements may be accompanied by words such as “believe,” “budget,” “estimate,” “anticipate,” “expect,” “intend,” “plan,” “may,” “likely,” “will,” “future,” “potential,” “project,” “predict,” “pursue,” “target,” “seek,” “objective,” “continue,” “would,” “could” or “should,” or, similar expressions that are predictions of or indicate future events or trends that do not relate to historical matters.

The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report, or such other date as specified herein. We disclaim any obligation to update these statements unless required by law, and we caution you not to place undue reliance on them. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	Competitive conditions in our industry;

●	A decline in demand for electronic vehicles;

●	The price and availability of competitor’s products and services, including those manufactured or provided by manufacturers of non-electric vehicles;

●	Our ability to obtain permits, approval and authorizations from governmental and third parties, and the effect of or changes to U.S. government regulations;

●	Changes in availability and cost of capital;

●	The price and availability of debt and equity financing (including changes in interest rates);

ii

●	Our ability to finance, consummate, integrate and realize the benefits expected from our past or future acquisitions, including related synergies;

●	Uncertainty related to the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for our products and services;

●	Changes in general economic and geopolitical conditions;

●	Inflationary factors, such as increases in labor costs, material costs and overhead costs;

●	Our ability to successfully implement our business plan;

●	Our ability to complete growth projects on time and on budget;

●	Introduction of new technologies or services by competitors in our industry, including using new technologies subject to patent or other intellection property protections;

●	Operating hazards, natural disasters, weather-related delays and other matters beyond our control;

●	Acts of terrorism, war or political or civil unrest in the United States or beyond;

●	Loss or corruption of our information or a cyberattack on our computer systems;

●	Federal, state and local regulations impacting any aspect of our research, production and development activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;

●	The effects of existing and future laws and governmental regulations (or the interpretation thereof) on us, and on our current or future suppliers; and

●	The effects of any future litigation.

Our forward-looking statements speak only as of the date they were made and, except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements because of new information, future events or other factors. All of our forward-looking information involves risks and uncertainties that could cause actual results to differ materially from the results expected. For important information, including identification of factors that could cause actual results to differ materially from those anticipated in these forward-looking statements, please refer to the “Risk Factors” section as described in the final proxy statement/prospectus pursuant to rule 424(b)(3) filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on May 17, 2024 and in other filings made by the Company with the SEC from time to time.

CERTAIN TERMS

References in this Quarterly Report to “we,” “us,” “our,” or the “Company” refer to Thunder Power Holdings, Inc. following the consummation of the Business Combination (as defined below) between the Company (f/k/a “Feuture Light Acquisition Corporation”) and Thunder Power Holdings Limited, a British Virgin Islands company. References to our “management” or our “management team” refer to our officers and directors. References to “TP Holdings” refer to Thunder Power Holdings Limited, a British Virgin Islands company, prior to the consummation of the Business Combination. References to “FLFV” refer to Feutune Light Acquisition Corporation, a Delaware blank check company, prior to the consummation of the Business Combination. References to the “Sponsor” refer to Feutune Light Sponsor LLC, the sponsor of FLFV. References to the “Merger Sub” refer to Feutune Light Merger Sub, Inc. prior to the consummation of the Business Combination. References to the “Business Combination” or “Merger” refer to the business combination between FLFV, TP Holdings and Merger Sub, pursuant to an Agreement and Plan of Merger (as amended on March 19, 2024 and April 5, 2024, the “Merger Agreement”).

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDER POWER HOLDINGS, INC.

(f/k/a Feutune Light Acquisition Corporation)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2024 and December 31, 2023
(Expressed in U.S. dollar, except for the number of shares)

	June 30, 2024	December 31, 2023
		(Audited)
ASSETS
Current Assets
Cash	$921,349	$196,907
Deferred offering costs	—	429,750
Prepaid expenses for forward purchase contract	13,264,964	—
Other current assets	359,175	623,221
Total Current Assets	14,545,488	1,249,878

Non-current Assets
Property and equipment, net	860	1,974
Right of use assets	18,109	5,740
Total Non-current Assets	18,969	7,714

Total Assets	$14,564,457	$1,257,592

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Advance of subscription fees from shareholders	$—	$590,000
Amount due to related parties	978,021	68,992
Other payable and accrued expenses	2,644,518	97,297
Lease liabilities	16,956	—
Deferred underwriter’s discount	3,421,250	—
Total Current Liabilities	7,060,745	756,289

Total Liabilities	7,060,745	756,289

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 46,859,633 and 37,488,807 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)*	4,686	3,749
Additional paid-in capital*	43,490,860	34,927,449
Accumulated loss	(35,991,834)	(34,429,895)
Total Shareholders’ Equity	7,503,712	501,303
Total Liabilities and Shareholders’ Equity	$14,564,457	$1,257,592

*	The share information and additional paid-in capital are presented on a retroactive basis to reflect the reverse recapitalization on June 21, 2024 (see the discussion under the heading “Reverse Recapitalization” in “Note 1 – Organization and Business Description”).

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THUNDER POWER HOLDINGS, INC.

(f/k/a Feutune Light Acquisition Corporation)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Six Months Ended June 30, 2024 and 2023
(Expressed in U.S. dollar, except for the number of shares and loss per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$—	$—	$—	$—

Operating expenses
General and administrative expenses	(1,347,897)	(738,442)	(1,561,729)	(948,577)
Total operating expenses	(1,347,897)	(738,442)	(1,561,729)	(948,577)

Other income (expenses), net
Foreign currency exchange gain (loss)	1	(1)	(210)	(1)
Total other income (expenses), net	1	(1)	(210)	(1)

Loss before income taxes	(1,347,896)	(738,443)	(1,561,939)	(948,578)
Income tax expenses	—	—	—	—
Net loss and comprehensive loss	$(1,347,896)	$(738,443)	$(1,561,939)	$(948,578)
Loss per share – basic and diluted*	$(0.03)	$(0.02)	$(0.04)	(0.03)
Weighted average shares – basic and diluted*	39,628,798	33,182,622	$38,774,859	$32,656,465

*	The shares and per share information are presented on a retroactive basis to reflect the reverse recapitalization on June 21, 2024 (see the discussion under the heading “Reverse Recapitalization” in “Note 1 - Organization and Business Description”).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICITS)
For the Three and Six Months Ended June 30, 2024 and 2023
(Expressed in U.S. dollar, except for the number of shares)

	Common stock		Additional		Total shareholders’
	Number of stock*	Amount*	paid-in capital *	Accumulated loss	equity (deficits)
Balance as of December 31, 2023	37,488,807	$3,749	$34,927,449	$(34,429,895)	$501,303
Capital injection from shareholders	1,310,740	131	489,869	—	490,000
Net loss	—	—	—	(214,043)	(214,043)
Balance as of March 31, 2024	38,799,547	$3,880	$35,417,318	$(34,643,938)	$777,260
Capital injection from shareholders	1,200,453	120	456,680	—	456,800
Reverse recapitalization (Note 1)	5,279,673	528	3,973,308	—	3,973,836
Issuance of common stock to a financial advisor (Note 8)	1,200,000	120	(120)	—	—
Issuance of common stock to independent directors	90,000	9	899,991	—	900,000
Share-based compensation	—	—	107,712	—	107,712
Settlement of working capital loans	289,960	29	2,635,971	—	2,636,000
Net loss	—	—	—	(1,347,896)	(1,347,896)
Balance as of June 30, 2024	46,859,633	$4,686	$43,490,860	$(35,991,834)	$7,503,712

Balance as of December 31, 2022	31,754,844	$3,175	$32,091,251	$(32,614,251)	$(519,825)
Capital injection from shareholders	563,823	56	299,944	—	300,000
Share-based compensation	—	—	45	—	45
Net loss	—	—	—	(210,135)	(210,135)
Balance as of March 31, 2023	32,318,667	$3,231	$32,391,240	$(32,824,386)	$(429,915)
Capital injection from shareholders	2,183,887	218	1,071,306	—	1,071,524
Net loss	—	—	—	(738,443)	(738,443)
Balance as of June 30, 2023	34,502,554	$3,449	$33,462,546	$(33,562,829)	$(96,834)

*	The share information and additional paid-in capital are presented on a retroactive basis to reflect the reverse recapitalization on June 21, 2024 (see the discussion under the heading “Reverse Recapitalization” in “Note 1 - Organization and Business Description”).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(Expressed in U.S. dollar)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,561,939)	$(948,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	1,114	3,152
Amortization of right of use assets	13,439	13,101
Share-based compensation	1,007,712	45
Share-based settlement expenses	—	461,566
Changes in operating assets and liabilities:
Other current assets	16,693	—
Amount due to related parties	9,029	111,466
Other payable and accrued expenses	(18,856)	—
Lease liabilities	(8,852)	675
Net cash used in operating activities	(541,660)	(358,573)

Cash flows from investing activities:
Cash acquired in reverse capitalization	929,302	—
Net cash provided by investing activities	929,302	—

Cash flows from financing activities:
Subscription fees advanced from shareholders	—	1,160,000
Subscription fees received from shareholders	356,800	—
Borrowings from a related party	360,000	—
Payment of extension loans	(380,000)	—
Net cash provided by financing activities	336,800	1,160,000

Net increase in cash	724,442	801,427
Cash at beginning of period	196,907	250,386
Cash at end of period	$921,349	$1,051,813

Supplemental cash flow information
Cash paid for interest expense	$—	$—
Cash paid for income tax	$—	$—

Non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$25,824	$—
Transfer of advance of subscription fees from shareholders to equity	$590,000	$300,000
Payable of expenses directly related to the business combination	$1,000,000	—
Issuance of common stock to settle the liabilities due to related parties	$—	$609,958

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS DESCRIPTION

History of Thunder Power Holdings Limited (“TP Holdings”)

TP Holdings is a company incorporated under the laws and regulations of the British Virgin Islands with limited liability on September 30, 2015. TP Holdings is a parent holding company with no operations.

TP Holdings has one wholly-owned subsidiary, Thunder Power New Energy Vehicle Development Company Limited (“TP NEV”) which was established in accordance with laws and regulations of British Virgin Islands on October 19, 2016.

TP Holdings together with TP NEV operations are engaged in design, development and manufacturing of high-performance electric vehicles. As of June 30, 2024 and December 31, 2023, its operations activities were carried out in Taiwan and its management team are currently located in Taiwan and USA.

History of Feutune Light Acquisition Corporation (“FLFV”)

FLFV is a blank check company incorporated as a Delaware company on January 19, 2022. FLFV was formed for the purpose of entering into a merger, stock exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses. On July 3, 2023, FLFV incorporated Feutune Light Merger Sub, Inc (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of FLFV. Merger Sub is a holding company with no operations.

Reverse recapitalization

On June 21, 2024, FLFV consummated its business combination with TP Holdings (the “Business Combination”), pursuant to that certain Agreement and Plan of Merger, dated as of October 26, 2023 (as amended on March 19, 2024 and April 5, 2024, the “Merger Agreement”). The combined company changed its name to “Thunder Power Holdings, Inc.” (the “Company”).

Upon closing of the Business Combination, the Company acquired all of the issued and outstanding securities of TP Holdings in exchange for (i) 40,000,000 shares of common stock, par value $0.0001 per share, and (ii) earn out payments consisting of up to an additional 20,000,000 shares of common stock (the “Earnout Shares”) if the Company meets certain revenue performance targets in the following years through December 31, 2026 (see “Note 11 – Contingent Consideration”).

Immediately after giving effect to the Business Combination, there were (i) 46,859,633 shares of common stock of the Company, par value $0.0001 per share, issued and outstanding (without taking into account the Earnout Shares), (ii) 10,537,475 warrants to purchase 10,537,475 shares of common stock issued and outstanding, and (iii) 20,000,000 shares of common stock reserved for issuance as Earnout Shares and placed in an escrow account managed by Continental Stock Transfer & Trust Company (“CST”).

We have also capitalized offering cost of $1,429,750, which was recorded as reduction against additional paid-in capital.

Following the consummation of the Business Combination, the combined Company’s common stock began trading on the Nasdaq Global Market (the “Nasdaq”) under the symbol “AIEV” on June 24, 2024.

The reverse recapitalization is equivalent to the issuance of securities by TP Holdings for the net monetary assets of FLFV, accompanied by a recapitalization. The Company debited equity for the fair value of the net liabilities of FLFV. In the subsequent financial statements after the Business Combination, the amounts of assets and liabilities for the period before the reverse recapitalization in financial statements, are presented as those of TP Holdings and recognized and measured at their pre-combination carrying amounts. The equity account of TP Holdings was carried forward in the reverse recapitalization, subject to adjustments to reflect the par value of the outstanding capital stock of FLFV.

As part of the Business Combination, the Company issued 5,279,673 shares of common stock to the shareholders of FLFV, among which 2,443,750 shares of common stock were issued to the Initial Insiders (defined below), 548,761 shares of common stock were issued to Private Shareholders (defined below), 2,227,162 shares of common stock were issued to Public Shareholders (defined below) and 60,000 shares of common stock were issued to the underwriter in FLFV’s initial public offering as representative shares.

Initial Insiders were comprised of Feutune Light Sponsor LLC (the “Sponsor”), US Tiger Securities, Inc (“US Tiger”). and certain officers and directors of the Company. The Private Shareholders referred to the Sponsor and US Tiger. The Public Shareholders referred to the shareholders who held the public shares that were issued in the initial public offering of FLFV.

Upon closing of the Business Combination, the Company issued an aggregated 90,000 shares of common stock to three independent directors of FLFV. The fair value of these shares was $900,000 by reference to the per share price of $10.00.

In connection with the Business Combination, FLFV engaged a third party financial advisor to assist FLFV in locating target businesses, holding meetings with its shareholders to discuss a potential business combination and the target business’ attributes, introduce FLFV to potential investors that are interested in purchasing securities, assist FLFV in obtaining shareholder approval for the business combination and assist with press releases and public filings in connection with a business combination. On June 21, 2024, the Company issued 1,200,000 shares of common stock to the financial advisor as service fees. The fair value of the 1,200,000 shares of common stock issued to the financial advisor was $3,072,000, calculated at $2.56 per share by reference to the Nasdaq closing price of the Company’s common stock on June 21, 2024.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), as determined by the Financial Accounting Standards Board (“FASB”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2023 that was issued on March 14, 2024.  In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2024 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. The Company’s reporting currency is the U.S. Dollar.

Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for doubtful accounts, and other provisions and contingencies. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Fair value of financial instruments

The Company’s financial instruments are accounted for at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of the fair value hierarchy are described below:

Level 1 —	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 —	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 —	inputs to the valuation methodology are unobservable and significant to the fair value.

As of June 30, 2024 and December 31, 2023, financial instruments of the Company primarily comprised of current assets and current liabilities including cash, other current assets, due to related parties, other payables, lease liabilities and deferred underwriter payable. The carrying amount of these current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cash

Cash and cash equivalents primarily consist of bank deposits with original maturities of three months or less, which are unrestricted as to withdraw and use.

Prepaid expenses for forward purchase contract

On June 11, 2024, FLFV and TP Holdings entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, the “Seller”) (the “Forward Purchase Agreement”). For purposes of the Forward Purchase Agreement, (i) FLFV is referred to as the “Counterparty” prior to the consummation of the Business Combination, while the Company is referred to as the “Counterparty” after the consummation of the Business Combination and (ii) “Shares” means shares of the Class A common stock, par value $0.0001 per share, of FLFV prior to the closing of the Business Combination, and, after the closing of the Business Combination, shares of common stock, par value $0.0001 per share, of the Company.

Pursuant to the terms of the Forward Purchase Agreement, the Seller intends, but is not obligated, to purchase up to 4,900,000 Shares (the “Purchased Amount”), less the number of shares purchased by the Seller separately from third parties through a broker in the open market (“Recycled Shares”). The Seller will not be required to purchase an amount of shares such that following such purchase, the Seller’s ownership would exceed 9.9% of the total Shares outstanding immediately after giving effect to such purchase, unless the Seller, at its sole discretion, waives such 9.9% ownership limitation.

The Forward Purchase Agreement provides for a prepayment shortfall in an amount in U.S. dollars equal to 0.25% of the product of the Recycled Shares and the Initial Price which is equal to the redemption price of $11.1347 (the “Prepayment Shortfall”). The Seller will pay the Prepayment Shortfall to the Company on the prepayment date (which amount will be netted from the Prepayment Amount) (the “Initial Prepayment Shortfall”).

The Seller in its sole discretion may sell Recycled Shares at any time following June 11, 2024 and at any sales price, without payment by the Seller of any early termination obligation until such time as the proceeds from such sales equal 110% of the Prepayment Shortfall (such sales, “Shortfall Sales,” and such shares, “Shortfall Sale Shares”). A sale of shares is only (a) a “Shortfall Sale,” subject to the terms and conditions applicable to Shortfall Sale Shares, when a Shortfall Sale Notice is delivered under the Forward Purchase Agreement, and (b) an Optional Early Termination, subject to the terms and conditions of the Forward Purchase Agreement applicable to Terminated Shares (as defined in the Forward Purchase Agreement), when an OET Notice (as defined in the Forward Purchase Agreement) is delivered under the Forward Purchase Agreement, in each case the delivery of such notice in the sole discretion of the Seller (as further described under “Optional Early Termination” and “Shortfall Sales” in the Forward Purchase Agreement).

The Seller will purchase “Additional Shares” from the Counterparty at any date prior to the Valuation Date at the Initial Price, with such number of Shares to be specified in a Pricing Date Notice as Additional Shares subject to 9.9% ownership limitations which may be waived by Seller at its sole discretion; provided that such number of Additional Shares that may be purchased from the Counterparty will not exceed (x) the Maximum Number of Shares, minus (y) the Recycled Shares.

The Forward Purchase Agreement provides that the Seller will be paid directly an aggregate cash amount (the “Prepayment Amount”) equal to (x) the product of (i) the number of Shares as set forth in a Pricing Date Notice and (ii) the redemption price per share of $11.1347, less (y) the Initial Prepayment Shortfall. In addition to the Prepayment Amount, the Counterparty will pay directly from the Trust Account, on the Prepayment Date, an amount equal to the product of (x) up to 100,000 (with such final amount to be determined by Seller in its sole discretion via written notice to the Counterparty) and (y) the Initial Price. The Shares purchased with the Share Consideration (the “Share Consideration Shares”) will be incremental to the Maximum Number of Shares (as defined below) and will not be included in the number of Shares in connection with the Transaction under the Forward Purchase Agreement.

The reset price (the “Reset Price”) will initially be $10.00. The Reset Price will be subject to reset on a weekly basis commencing the first week following the thirtieth day after the closing of the Business Combination to be the lowest of (a) the then current Reset Price, (b) the Initial Price and (c) the VWAP Price of the Shares of the prior trading weeks; provided that the Reset Price will be subject to reduction upon a Dilutive Offering Reset immediately upon the occurrence of such Dilutive Offering. The “Maximum Number of Shares” subject to the Forward Purchase Agreement will initially be the Purchased Amount; upon the occurrence of a Dilutive Offering Reset, a number of Shares equal to the quotient of (i) the Purchased Amount divided by (ii) the quotient of (a) the price of such Dilutive Offering divided by (b) the $10.00. The “Maximum Number of Shares” subject to the Forward Purchase Agreement will initially be the Purchased Amount; upon the occurrence of a Dilutive Offering Reset, a number of Shares equal to the quotient of (i) the Purchased Amount divided by (ii) the quotient of (a) the price of such Dilutive Offering divided by (b) the $10.00.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Prepaid expenses for forward purchase contract (cont.)

From time to time and on any date following the Trade Date (any such date, an “OET Date”) and subject to the terms and conditions in the Forward Purchase Agreement, the Seller may, in its absolute discretion, terminate the Transaction in whole or in part by providing written notice to the Counterparty (the “OET Notice”), by the later of (a) the fifth Local Business Day following the OET Date and (b) no later than the next Payment Date following the OET Date, (which will specify the quantity by which the number of Shares will be reduced (such quantity, the “Terminated Shares”)). The effect of an OET Notice will be to reduce the number of Shares by the number of Terminated Shares specified in such OET Notice with effect as of the related OET Date. As of each OET Date, the Counterparty will be entitled to an amount from the Seller, and the Seller will pay to the Counterparty an amount, equal to the product of (x) the number of Terminated Shares and (y) the Reset Price in respect of such OET Date (except that no amount will be due to Counterparty upon any Shortfall Sale). The payment date may be changed within a quarter at the mutual agreement of the parties.

The “Valuation Date” is the earlier to occur of (a) the date that is 36 months after the Closing Date, (b) the date specified by the Seller in a written notice to be delivered to the Counterparty at the Seller’s discretion (which Valuation Date will not be earlier than the day such notice is effective) after the occurrence of any of (v) a Shortfall Variance Registration Failure, (w) a VWAP Trigger Event, (x) a Delisting Event, (y) a Registration Failure or (z) unless otherwise specified therein, upon any Additional Termination Event, and (c) the date specified by the Seller in a written notice to be delivered to the Counterparty at the Seller’s sole discretion (which Valuation Date will not be earlier than the day such notice is effective). The Valuation Date notice will become effective immediately upon its delivery from the Seller to the Counterparty in accordance with the Forward Purchase Agreement.

On June 11, 2024, FLFV and Meteora entered into a Subscription Agreement, whereby Meteora agreed to subscribe for and purchase, and FLFV agreed to issue and sell to Meteora, up to an aggregate of 4,900,000 shares of FLFV common stock (and our common stock after the closing of the Business Combination), subject to certain upward adjustments.

On June 15, 2024, the Sellers issued a pricing date notice to the Company, pursuant to which the Sellers had 1,089,038 shares of Recycled Shares. Together with the 100,000 Share Consideration Shares and net off Prepayment Shortfall, the Company made a total of Prepayments Amount of $13,264,964 to the Sellers. The Company recorded the prepayment in the account of “prepaid expenses for forward purchase contract” on the consolidated balance sheet. The Company will subsequently derecognize the prepayments when the Sellers sell the Recycled Shares. The difference between the fair value on the date when the Sellers sell the Recycled Shares and $11.1347 will be charged to additional paid-in capital. The Company assessed that there are no material risks arising from the Forward Purchase Agreement.

On July 10, 2024, the Company issued an aggregate of 3,706,461 shares of the Company’s common stock to Meteora pursuant to the Forward Purchase Agreement and Subscription Agreement.

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Business Combination and that were charged to shareholders’ equity upon the completion of the Business Combination.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Property and equipment, net

Property and equipment primarily consist of office equipment. Office equipment is stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful lives of five years.

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the unaudited condensed consolidated statement of operations.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recognized for the three and six months ended June 30, 2024 and 2023.

General and administrative expenses

General and administrative expenses consist primarily of salaries, bonuses, share-based compensation and benefits for employees involved in general corporate functions, depreciation, legal and professional services fees, rental and other general corporate related expenses.

Income taxes

The Company accounts for income taxes in accordance with the asset and liability method, the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. The charge for taxation is based on the results for the year as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis. Deferred tax assets are recognized to the extent that it is probable that taxable income to be utilized with prior net operating loss carried forwards. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the statements of operations, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.

The Company may be subject to income taxes in the U.S. and foreign jurisdictions, when applicable. The Company is incorporated in the State of Delaware and is required to pay either income tax or franchise tax, whichever is applicable, to the State of Delaware on an annual basis. The Company is also registered as a foreign corporation with the State of New Jersey Department of the Treasury The Company would be subject to New Jersey state tax laws if it has operation in the State of New Jersey.

Under the current and applicable laws of BVI, both TP Holdings and TP NEV are not subject to tax on income or capital gains. As of June 30, 2024 and December 31, 2023, there were no temporary differences and no deferred tax asset or liability recognized. The Company does not believe that there was any uncertain tax positions as of June 30, 2024 and December 31, 2023.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Operating leases

The Company leases its offices, which are classified as operating leases in accordance with Topic 842. Operating leases are required to record in the balance sheet as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date, and (3) initial direct costs for any expired or existing leases as of the adoption date. The Company elected the short-term lease exemption as the lease terms are 12 months or less.

At the lease commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease.

The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets as of June 30, 2024 and December 31, 2023.

Loss per share

Basic loss per share is computed by dividing net income attributable to the holders of common stock by the weighted average number of common stock outstanding during period presented. Diluted loss per share is calculated by dividing net income attributable to the holders of common stock as adjusted for the effect of dilutive ordinary share equivalents, if any, by the weighted average number of common stock and dilutive common stock equivalents outstanding during the period. However, ordinary share equivalents are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive.

Commitments and contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations and tax matters. In accordance with ASC No. 450, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) provides that an emerging growth company (“EGC”), as defined therein, can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company qualifies as an EGC as of December 31, 2021 and has elected to apply the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Recently issued accounting standards

In December 2023, the FASB issued ASU 2023-09, which is an update to Topic 740, Income Taxes. The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted.

 In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements — codification amendments in response to SEC’s disclosure Update and Simplification initiative which amend the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows—Overall, 250-10 Accounting Changes and Error Corrections— Overall, 260-10 Earnings Per Share— Overall, 270-10 Interim Reporting— Overall, 440-10 Commitments—Overall, 470-10 Debt—Overall, 505-10 Equity—Overall, 815-10 Derivatives and Hedging—Overall, 860-30 Transfers and Servicing—Secured Borrowing and Collateral, 932-235 Extractive Activities— Oil and Gas—Notes to Financial Statements, 946-20 Financial Services— Investment Companies— Investment Company Activities, and 974-10 Real Estate—Real Estate Investment Trusts—Overall. The amendments represent changes to clarify or improve disclosure and presentation requirements of above subtopics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC’s removal.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on it’s the unaudited condensed consolidated financial position, statements of operations and cash flows.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Significant risks and uncertainties

Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and amounts due from related parties. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of June 30, 2024, the Company held cash of $850,255 and $71,094, respectively, deposited in financial institutions located in the Unites States and Hong Kong. As of June 30, 2024, the Company held cash of $850,255 and $71,094, respectively, deposited in financial institutions located in the Unites States and Hong Kong. Each bank account in the United States is insured by Federal Deposit Insurance Corporation (“FDIC”) insurance with the maximum limit of $250,000. Each bank account in Hong Kong is insured by the government authority with the maximum limit of HKD 500,000 (equivalent to approximately $64,000). To limit exposure to credit risk relating to deposits, the Company primarily place cash and cash equivalent deposits with large financial institutions in the United States and Hong Kong which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

3. GOING CONCERN

The Company has been incurring losses from operations since its inception. Accumulated loss amounted to $35,991,834 and $34,429,895 as of June 30, 2024 and December 31, 2023, respectively. Net cash used in operating activities were $541,660 and $358,573 for the six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, the working capital was $(5,780,221) and $653,839, respectively. The working capital excluded the non-cash items, which are prepaid expenses for the Forward Purchase Agreement, deferred offering costs and advance of subscription fees from shareholders. These conditions raised substantial doubts about the Company’s ability to continue as a going concern.

The Company’s liquidity is based on its ability to generate cash from operating activities, obtain capital financing from equity interest investors and borrow funds on favorable economic terms to fund its general operations and capital expansion needs. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully raise more capitals and execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtaining funds from outside sources of financing to generate positive financing cash flows. Currently, the Company is working to improve its liquidity and capital sources mainly through borrowing from related parties and obtaining financial support from its principal shareholder who has agreed to continue providing funds for the Company’s working capital needs whenever needed.

In addition, in order to fully implement its business plan and sustain continued growth, the Company is also actively seeking financing from outside investors, borrowings from related parties and financial institutions. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditure, working capital, and other requirements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset and the amounts or classification of liabilities that may result from the outcome of this uncertainty.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Payments made on behalf of the Sponsor(a)	$—	$300,000
Payments made on behalf of a third party(b)	315,000	315,000
Prepaid expenses	44,175	8,221
	$359,175	$623,221

(a)	As discussed in Note 1, TP Holdings entered into a Merger Agreement with FLFV and its Merger Sub. The balance of payments on behalf of the Sponsor represented the payments of extension loans in an amount of $560,000 made by TP Holdings on behalf of the Sponsor.

(b)	Before entering into a Merger Agreement with FLFV, TP Holdings entered into a letter of intent with Aetherium Acquisition Corp. (“GMFI”) to explore a potential business combination. TP Holdings paid extension loans in an amount of $300,000 and working capital loans in an amount of $15,000 on behalf of GMFI the letter of intent with GMFI was terminated.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
Office equipment	$302,196	$302,196
Less: accumulated depreciation	(301,336)	(300,222)
	$860	$1,974

Depreciation expense was $517 and $665 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $1,114 and $3,152 for the six months ended June 30, 2024 and 2023, respectively.

6. OPERATING LEASE

In March 2022, TP Holdings entered into one office spaces lease agreement in Hong Kong under non-cancellable operating lease, with lease terms of 24 months. In March 2024, the March 2022 lease arrangement extended for 12 months through March 2025. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the leases do not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of the incremental borrowing rate.

For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. The Company records the straight-line lease expense and any contingent rent, if applicable, in general and administrative expenses on the unaudited condensed consolidated statements of income and comprehensive income.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. OPERATING LEASE (cont.)

The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For short-term leases, the Company records operating lease expense in its unaudited condensed consolidated statements of income and comprehensive income on a straight-line basis over the lease term and record variable lease payments as incurred.

The table below presents the operating lease related assets and liabilities recorded on the unaudited condensed consolidated balance sheets.

	June 30, 2024	December 31, 2023
Right of use assets	$18,109	$5,740

Operating lease liabilities, current	$16,956	$—
Operating lease liabilities, noncurrent	—	—
Total operating lease liabilities	$16,956	$—

Other information about the Company’s leases is as follows:

	For the Six Months Ended June 30,
	2024	2023
Weighted average remaining lease term (years)	0.71	0.71
Weighted average discount rate	5.50%	5.50%

Operating lease expenses were $6,907 and $6,959, respectively, for the three months ended June 30, 2024 and 2023. Operating lease expenses were $13,812 and $13,848, respectively, for the six months ended June 30, 2024 and 2023.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2024:

June 30,
2024
For the year ending December 31, 2024	$17,289
Total lease payments	17,289
Less: Imputed interest	(333)
Present value of lease liabilities	$16,956

7. OTHER PAYABLE AND ACCRUED EXPENSES

Other payable and accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
Accrued professional expenses incurred for Business Combination (a)	$1,656,112	$—
Accrued exercise tax on repurchases of common stocks (b)	913,742	—
Others	74,664	97,297
	$2,644,518	$97,297

(a)	As of June 30, 2024, the balance of accrued professional expenses incurred for business combination consisted of expenses payable to a financial advisor, the counselor, public relation service providers and transfer agent.

(b)	On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. As of June 30, 2024, the amount of the excise tax was accrued at 1% of the fair market value of the shares repurchased at the time of the repurchase.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. EQUITY

Common Stock

The Company has 1,000,000,000 shares of common stock authorized with par value $0.0001 per share.

As part of the Business Combination between the FLFV and TP Holdings, the Company issued 5,279,673 shares of common stock to the shareholders of FLFV, among which 2,443,750 shares of common stock were issued to the sponsor of FLFV, 548,761 shares of common stock were issued to private shareholders, 2,227,162 shares of common stock were issued to public shareholders and 60,000 shares of common stock were issued to the underwriter as representative shares.

Upon closing of the Business Combination on June 21, 2024, the Sponsor had provided a total of $2,636,000 in working capital loans and elected to convert all such working capital loans into 263,600 working capital units, which include 263,600 shares of common stock, par value $0.0001 per share, 263,600 warrants, each of which may be exercised into one share of common stock of the Company, and 263,600 rights, each of which entitles the holder to receive one-tenth of one share of common stock of the Company at the closing of the Business Combination. The Company issued 289,960 shares of common stock to the Sponsor on June 21, 2024.

In connection with the Business Combination, FLFV engaged a third party financial advisor to assist FLFV in locating target businesses, holding meetings with its shareholders to discuss a potential business combination and the target business’ attributes, introduce FLFV to potential investors that are interested in purchasing securities, assist FLFV in obtaining shareholder approval for the business combination and assist with press releases and public filings in connection with a business combination. On June 21, 2024, the Company issued 1,200,000 shares of common stock to the financial advisor as service fees. The fair value of the 1,200,000 shares of common stock issued to the financial advisor was $3,072,000, calculated at $2.56 per share by reference to the Nasdaq closing price of the Company’s common stock on June 21, 2024.

Upon closing of the Business Combination, the Company issued an aggregated 90,000 shares of common stock to three independent directors of FLFV. The fair value of these shares was $900,000 by reference to the per share price of $10.00.

In March 2024, April 2024 and June 2024, the Company entered into certain private placement agreements with certain investors, pursuant to which the Company issued 1,310,740 shares of common stock, 44,940 shares of common stock and 1,155,513 shares of common stock, respectively. The Company raised an aggregated proceeds of $946,800 from these private placements.

As of June 30, 2024, the Company had 46,859,633 shares of common stock issued and outstanding.

Preferred Stock

The Company has 100,000,000 shares of Preferred Stock authorized with par value $0.0001 per share. As of June 30, 2024, the Company had nil shares of Preferred Stock issued and outstanding.

Warrants

Warrants issued in connection with FLFV’s initial public offering (“IPO”)

In connection with FLFV’s IPO on June 21, 2022, FLFV issued 9,775,000 warrants (“Public Warrants”). Substantially concurrently with the closing of the IPO, FLFV issued 478,875 warrants to FLFV’s Sponsor and 20,000 warrants to US Tiger (“Private Warrants”) (Public Warrants and Private Warrants collectively the “Warrants”). Each Warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of 12 months from the closing of the IPO or 30 days after June 21, 2024. The Warrants will expire five years after June 21, 2024.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. EQUITY (cont.)

The Warrants became exercisable after the consummation of the Business Combination on June 21, 2024. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the Warrants and a current prospectus relating to such common stock.

The Company may call the Warrants for redemption at a price of $0.01 per Warrant:

●	in whole and not in part;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

The Company accounted for the Warrants as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.  The Company accounted for the Warrants as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the Public Warrants and Private Warrants to be approximately $1.1 million and $0.05 million, respectively, or at $0.108 per warrant, using the Monte Carlo Model. The fair value of the Public Warrants and Private Warrant are estimated as of the date of grant using the following assumptions: (1) expected volatility of 10.3%, (2) risk-free interest rate of 2.92%, (3) expected life of 1.38 years, (4) exercise price of $11.50 and (5) stock price of $9.76.

Other Warrants

Upon closing of the Business Combination on June 21, 2024, the Sponsor had provided a total of $2,636,000 in working capital loans and elected to convert all such working capital loans into 263,600 working capital units, which include 263,600 shares of common stock, par value $0.0001 per share, 263,600 warrants, each of which may be exercised into one share of common stock of the Company, and 263,600 rights, each of which entitles the holder to receive one-tenth of one share of common stock of the Company at the closing of the Business Combination. On June 30, 2024, the Company issued 263,600 warrants to the Sponsor.

As of June 30, 2024, the Company had issued and outstanding 10,537,475 warrants to purchase 10,537,485 shares of common stock.

Rights

On June 21, 2022, FLFV issued 9,775,000 Rights (as defined below) in connection with the IPO. Substantially concurrently with the closing of the IPO, FLFV issued 478,875 Rights to the Sponsor and 20,000 rights to US Tiger. Except in cases where FLFV was not the surviving company in an initial business combination, each holder of a Right was automatically entitled to receive one-tenth (1/10) of common stock (the “Rights”) upon consummation of the initial business combination.

On June 21, 2024, the Company issued 1,027,386 shares of common stock to settle the rights. As of June 30, 2024, the Company did not have outstanding rights.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS AND BALANCES

a. Nature of relationships with related parties:

Relationship with the Company
Thunder Power (Hong Kong) Limited (“TP HK”)	Over which the spouse of Mr. Wellen Sham, the Company’s controlling shareholder, exercises significant influence
Thunder Power Electric Vehicle (Hong Kong) Limited (“TPEV HK”)	Over which the spouse of Mr. Wellen Sham, the Company’s controlling shareholder, exercises significant influence
Mr. Wellen Sham	Controlling shareholder of the Company
Ms. Ling Houng Sham	Spouse of Mr. Wellen Sham
Feutune Light Sponsor LLC (“FLFV Sponsor”)	Shareholder of the Company

b. Related party transactions:

		For the six months ended June 30,
	Nature	2024	2023
TP HK	Rental expenses	$13,812	$13,848

On June 30, 2024, the outstanding balances due to TP HK, TPEV HK and Mr. Wellen Sham as of June 30, 2023 were settled by issuance of 2,183,887 of the Company’s common stock.

c. Balance with related parties:

	Nature	June 30, 2024	December 31, 2023
TP HK(1)	Amount due to the related party	$78,021	$68,992
Mr. Wellen Sham(2)	Amount due to the related party	610,000	—
Ms. Ling Houng Sham (2)	Amount due to the related party	100,000	—
FLFV Sponsor(3)	Amount due to the related party	190,000	—
		$978,021	$68,992

(1)	The balance due to TP HK represented the payments made by TP HK on behalf of TP Holdings regarding the office rental fee and employee salary expenses. The balance is interest free and is repayable on demand.

(2)

The balance due to Mr. Wellen Sham represented the promissory notes of $610,000 for extension of FLFV. The balance due to Ms. Ling Houng Sham represented promissory notes of $100,000 for extension of FLFV.

Among the promissory notes issued to Mr. Wellen Sham, $260,000 of which bear interest rate of 8% per annum and were payable on June 21, 2024, and $350,000 of which bear interest rate of 10% and is payable on September 19, 2024. As of the date of this Quarterly Report, the Company has not settled the promissory notes with Mr. Wellen Sham.

The promissory notes issued to Ms. Ling Houng Sham bear interest rate of 8% per annum and are payable on June 21, 2024. As of the date of this Quarterly Report, the Company has not settled the promissory notes with Ms. Ling Houng Sham.

(3)	In May and June 2024, FLFV issued three promissory notes to the FLFV Sponsor in exchange for an aggregated loans of $190,000 from the FLFV Sponsor, among which 50,000 was payable on closing of the Business Combination, and $140,000 was payable on July 21, 2024. As of the date of this Quarterly Report, the Company has not settled the promissory notes with FLFV Sponsor.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. SHARE-BASED COMEPSANTION

Share options

In October 2014, TP Holdings adopted a Thunder Power Holdings Limited Share Option Plan (the “2014 Plan”), As of June 30, 2024, the 2014 Plan existed to the extent that there are options/awards outstanding thereunder.

On June 17, 2024, the stockholders of the Company voted to approve the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”), which became effective at the closing of the Business Combination. All outstanding options to purchase share of TP Holdings granted under the 2014 Plan has rolled over into the 2024 Plan and became options to purchase share of Common Stock of the Company. Such options granted under the 2014 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock options and the terms of the 2024 Plan (including the terms of the Prior Plan attached as an exhibit to the 2024 Plan).

The total number of shares of the Company’s Common Stock reserved and available for grant and issuance pursuant to awards under the 2024 Plan equals 10% of the total number of outstanding shares of the Company’s Common Stock immediately following the Business Combination, the full amount of which may be issued pursuant to incentive stock options. In addition, annually on the first trading day of the calendar year, beginning with the 2025 calendar year, the share reserve (but not the incentive stock option limit) will automatically increase by 5% of the total number of shares of the Company’s Common Stock outstanding as of the last day of the immediately preceding calendar year, unless the administrator of the 2024 Plan acts prior to January 1 of such calendar year to provide that there will be no increase or a lesser increase in the share reserve for that year. Under the 2024 Plan, non-employee directors, employees and consultants, and any individual to whom the Company and the affiliates have extended a formal offer of employment, are eligible to receive awards under the 2024 Plan. There is no limit on the number or class of directors, employees or consultants that are eligible to receive awards.

For the three and six months ended June 30, 2024 and 2023, the transaction activities of share options were as below:

	Number of options	Weighted average exercise price per option
Outstanding at December 31, 2022	817,500	$1.03
Forfeited	(12,500)	$1.50
Outstanding at March 31, 2023	805,000	$1.02
Forfeited	(202,500)	$1.00
Outstanding at June 30, 2023	602,500	$1.02

Outstanding at December 31, 2023	590,000	$1.02
Forfeited	(192,500)	$1.03
Outstanding at March 31, 2024	397,500	$1.02
Forfeited	(12,500)	$1.00
Outstanding at June 30, 2024	385,000	$1.02

The following table summarizes information with respect to outstanding share options to employees as of June 30, 2024.

	Number of options	Weighted average remaining contractual term (years)
Share options	385,000	0.63

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. SHARE-BASED COMEPSANTION (cont.)

For the three and six months ended June 30, 2023, the Company charged share-based compensation expenses of $nil and $45, respectively, in the accounts of “General and administrative expenses”. For the three and six months ended June 30, 2024, the Company did not charge share-based compensation expenses.

Other share-based compensation

As noted in Note 8, the Company issued 2,183,887 shares of common stock to Mr. Wellen Sham, to settle its outstanding liabilities due to related parties aggregating $609,958. The fair value of the common stock was $0.49 per share. The total fair value of these common stock of $1,071,524 exceeded the outstanding liabilities by $461,566, which was deemed as share-based compensation to Mr. Wellen Sham. The Company recorded $461,566 as share-based settlement expenses in the account of “General and administrative expenses” in the consolidated statements of operations.

In July 2023, the Company issued 2,835,526 shares of common stock to certain investors in exchange for cash consideration of $1,060,000. On the issuance date, the fair value of the common stock was $0.49 per share. The total fair value of the common stock of $1,391,250 exceeded the cash consideration by $331,250, which was deemed as share-based compensation expenses to these investors. The Company recorded $331,250 as share-based compensation expenses in the account of “General and administrative expenses” in the consolidated statements of operations.

In July 2023, the Company issued 150,727 shares of common stock to Ms. Wanda Tong. The issuance of common stock was to settle the consulting service fees of $56,346 due to Ms. Tong. On the issuance date, the fair value of the common stock was $0.49 per share. The fair value of the common stock of $73,953 exceeded the Company’s liabilities by $17,608, which was deemed as a share-based compensation expenses to Ms. Tong. The Company recorded $17,608 as share-based compensation expenses in the account of “General and administrative expenses” in the consolidated statements of operations.

In June 2024, the Company issued 90,000 shares of common stock to three independent directors of FLFV for their past services. The grant date fair value of the common stock was $900,000, calculated at $10 per share. The Company recorded share-based compensation expenses in the “general and administrative expenses” with corresponding accounts to equity.

Immediately prior to the closing of FLFV’s IPO on June 21, 2022, FLFV’s Sponsor agreed to transfer an aggregated amount of 505,000 founder shares that are shares of FLFV Common Stock initially purchased by the Sponsor (“Founder Shares”)to FLFV’s officers, directors, secretary and their designees. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a business combination). Compensation expense related to the Founders Shares is recognized only when the business combination is consummated under ASC 718. The sale of the Founders Shares to FLFV’s management and directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. On June 21, 2024, the Sponsor transferred 429,350 shares to FLFV’s officers, directors, secretary and their designees. The fair value was $107,712 for a total of 429,350 shares or $0.25 per share. The Company recognized share-based compensation expenses of $107,712 on June 21, 2024.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. CONTINGENT CONSIDERATION

On June 21, 2024, the Company entered into an escrow agreement (the “Escrow Agreement”) with Mr. Wellen Sham, Yuanmei Ma and CST, pursuant to which, among other things, (1) CST will act as the escrow agent under the Escrow Agreement; (2) at the closing of the Business Combination, the Company deposited with CST 20,000,000 shares of common stock as Earnout Shares, to be held by CST in a segregated escrow account (“Earnout Escrow Account”); and (3) if any portion of the Earnout Shares becomes eligible for release in accordance with the terms of the Escrow Agreement, CST will release the applicable portion of the Earnout Shares from the Earnout Escrow Account in accordance with the terms of the Escrow Agreement and disburse to each eligible recipient the applicable portion of Earnout Shares therefrom.

The Earnout Shares shall be released or otherwise forfeited as follows: (i) an aggregate of 5,000,000 Earnout Shares (the “Tranche 1 Earnout Shares”) will be vested, if and only if, on the occurrence that the amount of sales/revenues of the Company for any of the fiscal years (such fiscal year is referred to as “Tranche 1 Fiscal Year”) ending from December 31, 2023 to December 31, 2025 is no less than $42,200,000 as evidenced by the audited financial statements of the Company prepared in accordance with U.S. GAAP for the Tranche 1 Fiscal Year that is contained in an annual report on Form 10-K filed by the Company with the SEC (the “Tranche 1 Annual Report”); (ii) an aggregate of 15,000,000 Earnout Shares (the “Tranche 2 Earnout Shares”) will be vested, if and only if, on the occurrence that the amount of sales/revenues of the Company for any of the fiscal years (such fiscal year is referred to as “Tranche 2 Fiscal Year”) ending from December 31, 2023 to December 31, 2026 is no less than $415,000,000 as evidenced by the audited financial statements of the Company prepared in accordance with U.S. GAAP for the Tranche 2 Fiscal Year that is contained in an annual report on Form 10-K filed by the Company with the SEC (the “Tranche 2 Annual Report”); (iii) Within five (5) business days following the determination that all or any portion of the Tranche 1 Earnout Shares or Tranche 2 Earnout Shares become vested, the Company, together with Mr. Sham and Ms. Ma, shall instruct the Escrow Agent to irrevocably and unconditionally release the vested tranche of Earnout Shares from the Escrow Account in accordance with the terms of the Escrow Agreement to certain of the Company’s shareholders. Each tranche of Earnout Shares may be released only once, but more than one tranche can be released in any year in accordance with the Escrow Agreement.

The Earnout Shares are determined as contingent consideration in connection with the reverse recapitalization. In addition, the issuance of Earnout Shares does not meet any condition to be classified as a liability under ASC 815, thus it should be classified as an equity financial instrument, and measure at fair value using the quoted market price on grant date, June 11, 2024, which was $2.56 per share.

For the six months ended June 30, 2024, the sales/revenues condition described above was not met based on the consolidated statements of income. Currently the Company could not reasonably assess the performance condition for the year ending December 31, 2024 and thereafter. The Company will recognize share-based compensation expenses with corresponding account charged to additional paid-in capital upon the vesting of Earnout Shares.

12. SUBSEQUENT EVENT

On August 20, 2024, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Westwood Capital Group LLC, a Delaware limited liability company (“Westwood”), pursuant to which Westwood has committed to purchase, subject to certain limitations, up to $100 million of the Company’s common stock, par value $0.0001 per share (the “Total Commitment”).

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Westwood, and Westwood is obligated to purchase, up to the Total Commitment. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time-to-time in the Company’s sole discretion, commencing once certain customary conditions are satisfied, including the filing and effectiveness of a resale registration statement with the U.S. Securities and Exchange Commission (the “SEC”) with respect to the shares to be sold to Westwood under the Purchase Agreement.

Westwood has no right to request the Company to sell any shares of common stock to Westwood, but Westwood is obligated to make purchases as the Company directs, subject to certain conditions. Shares will be issued from the Company to Westwood pursuant to the Purchase Agreement, at a price per share calculated based on the lowest daily volume weighted average price (“VWAP”) over a three consecutive trading day period commencing on the date of the applicable purchase notice (“VWAP Purchase”), less a fixed 5% discount to the VWAP for such period. Among other conditions to effectuating a VWAP Purchase, the Company may not effect a VWAP Purchase if the last closing price of a share of common stock of the Company on the applicable trading market is below the threshold price of $1.00 per share until February 20, 2025 (the “Lock-Up Expiration Date”) and $1.50 per share thereafter.

In addition, the Company has agreed to pay Westwood a commitment fee valued at $1,500,000 in the form of 150,000 shares of common stock (the “Commitment Shares”) or an amount of cash (up to $1,500,000), depending on various factors. The Commitment Shares have been issued to Westwood in a private transaction as restricted securities subject to a lock-up that expires on the Lock-Up Expiration Date. If on the trading day immediately preceding the Lock-Up Expiration Date the per share value of the common stock of the Company is less than $10.00 per share (subject to adjustment for any stock dividend, stock split, stock combination, recapitalization or other similar transaction), the Company shall pay to Westwood an additional cash amount per Commitment Share equal to the difference between such determined actual value and $10.00 (subject to adjustment for any stock dividend, stock split, stock combination, recapitalization or other similar transaction).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of the Company’s financial condition and results of operations in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report.

Overview

Our mission is to power the future of sustainable transportation by creating stylish, innovative and cost-efficient premium electric vehicles centered around differentiated designs and solutions tailored for every lifestyle. We are a technology innovator and a developer of premium electric vehicles (“EVs”). We have developed several proprietary technologies which are the building blocks of the Thunder Power family of EVs.

We are focused on the development and manufacturing of premium EVs with differentiated designs and solutions for every lifestyle. Four models are currently featured in our phased development and roll-out strategy: the limited-edition coupe, (the “Coupe” or “488”), long-range Sedan (the “Sedan”), compact city car (the “City Car” or “Chloe”) and the long-range SUV (the “SUV”, and together with the Coupe, Sedan, and City Car, the “Models”). We intend to target not just consumers who desire EVs, but consumers who desire practical and innovative EVs, as well as consumers who seek a luxury experience. We believe that by leveraging our modular integration concept starting with the modularized chassis system patented by us, we are creating a family of EVs (excluding the City Car) which share common parts and modules which we believe requires lower investment and reduced design and production time as opposed to those of traditional automotive manufacturers. We intend to first create the initial design for our Sedan, and then scale upwards to create the Coupe and scale downward to create the City Car. In time, we expect to round off our offering with the SUV.

We expect to offer to the market eco-friendly, premium EVs positioned to earn market share based on design, quality, comfort, range, and price. Among other advantages, we believe that our proprietary technologies will significantly increase the driving range for our EVs while allowing for faster recharging and lower costs of ownership.

Business Combination

On June 21, 2024, FLFV consummated the Business Combination with TP Holdings, pursuant to the Merger Agreement. Following the Business Combination, the combined company changed its name to “Thunder Power Holdings, Inc.” (the “Company”), which is organized under the laws of the State of Delaware.

Upon consummation of the Business Combination, FLFV acquired all of the issued and outstanding securities of TP Holdings in exchange for (i) 40,000,000 shares of common stock, and (ii) earn out payments consisting of up to an additional 20,000,000 shares of common stock (the “Earnout Shares”) if the Company met certain revenue performance target in the following years through December 31, 2026 (see “Note 11 – Contingent Consideration”).

Immediately after giving effect to the Business Combination, there were (i) 46,859,633 shares of common stock of the Company, $0.0001 par value per share, issued and outstanding (without taking into account the Earnout Shares), (ii) 10,537,475 warrants to purchase 10,537,475 shares of common stock outstanding, and (iii) 20,000,000 shares of common stock placed in an Earnout Escrow Account with CST.

We have also capitalized offering cost of $1,429,750, which was recorded as reduction against additional paid-in capital.

Following the consummation of the Business Combination, the combined Company’s common stock began trading on the Nasdaq Global Market (the “Nasdaq”) under the symbol “AIEV” on June 24, 2024.

The reverse recapitalization is equivalent to the issuance of securities by TP Holdings for the net monetary assets of FLFV, accompanied by a recapitalization. The Company debited equity for the fair value of the net liabilities of FLFV. In the subsequent financial statements after the Business Combination, the amounts of assets and liabilities for the period before the reverse recapitalization in financial statements, are presented as those of TP Holdings and recognized and measured at their pre-combination carrying amounts.

General Factors Affecting Our Results of Operations

Without limitation, the demand for our EVs is affected by the following general factors. Changes in any of these general industry conditions could affect our business and results of operations:

●	The global growth of EV market, especially in the U.S., where we intend to build our first production facility, and for the strong demand for our brand, especially in the premium segment;

●	Penetration rate of our EVs in the U.S. and across the globe, which is further affected by the following factors relating to EVs, among others, (i) overall production costs and ownership costs, (ii) functionality, performance and user experience, (iii) development of technology and level of intelligent and smart features on EV, and (iv) coverage of the charging network;

●	Laws, regulations, and government policies for EVs and smart technology functions, including tax incentives, subsidies for EV production and purchases, government grants for EV manufacturers, as well as infrastructure support on expansion of the charging network;

●	Macro factors that influence supply chain, Original Equipment Manufacturing (“OEM”) arrangements, material costs, manufacturing costs, delivery expense and normal operations associated with EV manufacturers;

●	Proposed changes regarding key components, primarily the origin of batteries used on EVs; and

●	Global customers’ acceptance of new technologies and brands, especially our brand.

Specific Key Factors Affecting Our Results of Operations

We believe that our performance and future success will depend on several Company specific factors, including those key factors discussed below and other factors in the section of this Quarterly Report under the heading “Risk Factors.”

Our ability to evaluate our business and future prospects

We are an early-stage company with an early stage/limited operating history, operating in a rapidly evolving and highly regulated market. Furthermore, we have not released any commercially available vehicle, and we have no experience manufacturing or selling a commercial product at scale. Because we have not generated revenue from the sale of EVs, and because of the capital-intensive nature of our business, we expect to continue to incur substantial operating losses for the foreseeable future.

Our ability to develop different models of vehicles

We currently have four models featured in our phased development strategy and our revenue in the foreseeable future will be significantly dependent on a limited number of models. Although we have other vehicle models on our product roadmap, we currently do not expect to introduce another vehicle model until at least 2030. We expect to rely on sales from the Coupe, the Sedan, the City Car, and the SUV, among other sources of financing, for the capital that will be required to develop and commercialize future models. To the extent that production of the models is delayed, reduced or is not well-received by the market for any reason, our revenue and cash flow would be adversely affected, we may need to seek additional financing earlier than we expect, and such financing may not be available to us on commercially reasonable terms, or at all.

Our ability to control the substantial costs associated with our operations

We will require significant capital to develop and grow our business. We have incurred and expect to continue to incur significant expenses as we build our brand and develop and market our vehicles; expenses relating to developing and manufacturing our vehicles, tooling and expanding our manufacturing facilities; research and development expenses (including expenses related to the development of the current and future products), raw material procurement costs; and general and administrative expenses as we scale our operations. As a company, we do not have historical experience forecasting and budgeting for any of these expenses, and these expenses could be significantly higher than we currently anticipate. In addition, any disruption to our manufacturing operations, obtaining necessary equipment or supplies, expansion of our manufacturing facilities, or the procurement of permits and licenses relating to our expected manufacturing, sales and distribution model could significantly increase our expenses.

Our ability to develop a third-party retail product distribution and a full-service network

We anticipate utilizing third-party retail product distribution and full-service networks to execute on such plans in all markets. If our use of third-party retail production and full-service networks is not effective, our results of operations and financial conditions could be adversely affected.

Key Components of Results of Operations

The following section presents the key components of our results of operations by the nature of corresponding operating activities for the periods indicated. You should read this financial information in conjunction with those presented elsewhere in this Quarterly Report including our financial statements and notes to our financial statements.

Revenues

We have not generated revenue from the sale of EVs. We expect to generate revenue from the sale of our EV models, the sale and/or licensing of our technologies, and from research and development services.

Cost of revenues

Although we have no revenue, we have incurred costs associated with trying to generate revenue such as research and development, general and administrative expenses, liquidity and financing expenses and other operating activities as further described below.

General and administrative expenses

General and administrative expenses primarily consist of personnel salary and welfare expenses and professional and consulting expenses. Over the next several years, we anticipate an increase in our general and administrative expenses with our launch of production lines of our EV cars. Additionally, we expect to incur higher costs related to professional and consulting expenses associated with being a publicly traded company.

Taxation

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis. The Company is also registered as a foreign corporation with the State of New Jersey Department of the Treasury. The Company would be subject to income tax under New Jersey state tax laws  if it has operations in New Jersey.

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

Our operating subsidiary Thunder Power New Electric Vehicles (TPNEV) are under the current and applicable laws of BVI and is not subject to tax on income or capital gains. As of June 30, 2024 and December 31, 2023, there was no temporary differences and no deferred tax asset or liability recognized. We do not believe that there was any uncertain tax position as of June 30, 2024 and December 31, 2023.

Results of Operations for the three months ended June 30, 2024 and 2023

The following table sets forth a summary of our results of operations for the three months ended June 30, 2024 and 2023. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended June 30,
	2024	2023
Revenues	$—	$—

Operating expenses
General and administrative expenses	(1,347,897)	(738,442)
Total operating expenses	(1,347,897)	(738,442)

Other income (expenses), net
Foreign currency exchange gain (loss)	1	(1)
Total other income (expenses), net	1	(1)

Loss before income taxes	(1,347,896)	(738,443)
Income tax expenses	—	—
Net loss	$(1,347,896)	$(738,443)

General and administrative expenses. For the three months ended June 30, 2024 and 2023, our general and administrative expenses were approximately $1.3 million and $0.7 million, respectively. The increase in general and administrative expenses was primarily due to an increase of share-based compensation expenses of approximately $1.0 million as we issued 90,000 shares of common stock to three independent directors of FLFV at the consummation of the Business Combination, partially offset by a decrease of share-based settlement expenses of approximately $0.5 million. In the three months ended June 30, 2023, we issued shares to Mr. Sham, our controlling shareholder, to settled liabilities due to him. The amount of the fair value of the shares exceeding the liabilities was deemed as a share-based compensation and charged as share-based settlement expenses.

Net loss. As a result of the foregoing, we incurred a net loss of approximately $1.3 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively.

Results of Operations for the six months ended June 30, 2024 and 2023

The following table sets forth a summary of our results of operations for the six months ended June 30, 2024 and 2023. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	For the Six Months Ended June 30,
	2024	2023
Revenues	$—	$—

Operating expenses
General and administrative expenses	(1,561,729)	(948,577)
Total operating expenses	(1,561,729)	(948,577)

Other expenses, net
Foreign currency exchange loss	(210)	(1)
Total other expenses, net	(210)	(1)

Loss before income taxes	(1,561,939)	(948,578)
Income tax expenses	—	—
Net loss	$(1,561,939)	$(948,578)

General and administrative expenses. For the six months ended June 30, 2024 and 2023, our general and administrative expenses were approximately $1.6 million and $0.9 million, respectively. The increase in general and administrative expenses was primarily due to an increase of share-based compensation expenses of approximately $1.0 million as we issued 90,000 shares of common stock to three independent directors of FLFV at the consummation of the Business Combination, partially offset by a decrease of share-based settlement expenses of approximately $0.5 million.

Net loss. As a result of the foregoing, we incurred a net loss of approximately $1.6 million and $0.9 million for the six months ended June 30, 2024 and 2023.

Liquidity and Capital Resources

To date, we have financed our operating activities primarily through cash raised in loans from related parties (see “Note 9 – Related Party Transactions and Balances”), and equity financing including private placements. As of June 30, 2024, our cash was approximately $0.9 million.

We have been incurring losses from operations since inception. Accumulated loss amounted to approximately $36.0 million and $34.4 million as of June 30, 2024 and December 31, 2023, respectively. Net cash used in operating activities were approximately $0.5 million and $0.4 million for the six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, the working capital was approximately $(5.8) million and $0.7 million, respectively. The working capital excluded the non-cash items, which are prepaid expenses for the Forward Purchase Agreement, deferred offering costs and advance of subscription fees from shareholders. These conditions raised substantial doubts about the Company’s ability to continue as a going concern.

Our liquidity is based on our ability to generate cash from operating activities, obtain capital financing from equity interest investors and borrow funds on favorable economic terms to fund our general operations and capital expansion needs. Our ability to continue as a going concern is dependent on management’s ability to successfully execute our business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtaining funds from outside sources of financing to generate positive financing cash flows. Currently, we are working to improve our liquidity and capital sources mainly through borrowing from related parties by obtaining financial support from our principal shareholder who has committed to continue providing funds for our working capital needs whenever needed.

In addition, in order to fully implement our business plan and sustain continued growth, we are also actively seeking private equity financing from outside investors. However, there can be no assurance that these plans and arrangements will be sufficient to fund our ongoing capital expenditure, working capital, and other requirements.

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(541,660)	$(358,573)
Net cash provided by investing activities	929,302	—
Net cash provided by financing activities	336,800	1,160,000
Net increase in cash	724,442	801,427
Cash, beginning of period	196,907	250,386
Cash, end of period	$921,349	$1,051,813

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was approximately $0.5 million, primarily attributable to net loss of approximately $1.6 million, adjusted for non-cash share-based compensation expenses of approximately $1.0 million.

Net cash used in operating activities for the six months ended June 30, 2023 was approximately $0.4 million, primarily attributable to net loss of approximately $0.9 million, adjusted for non-cash share-based settlement expenses of approximately $0.5 million and an increase of approximately $0.1 million in amounts due to related parties which paid certain operating expenses on behalf of us.

Investing activities

For the six months ended June 30, 2024, we reported cash provided by investing activities of approximately $0.9 million, which was from the reverse acquisition we closed with FLFV in June 2024.

For the six months ended June 30, 2023, we did not report cash provided by or used in investing activities.

Financing Activities

For the six months ended June 30, 2024, we reported cash provided by financing activities of approximately $0.3 million, which were primarily provided by subscription fees of $0.3 million from shareholders in the private placements raised by TP Holdings and borrowings of approximately $0.4 million from our controlling shareholder, partially offset by payment of approximately $0.3 million of extension loans on behalf of the Sponsor.

For the six months ended June 30, 2023, we reported cash provided by financing activities of approximately $1.2 million, which were primarily provided by subscription fees of $0.3 million advanced from shareholders.

Commitment and Contingencies

On June 21, 2024, the Company entered into an escrow agreement (the “Escrow Agreement”) with Mr. Wellen Sham, Yuanmei Ma and CST, pursuant to which, among other things, (1) CST will act as the escrow agent under the Escrow Agreement; (2) at the closing of the Business Combination, the Company deposited with CST 20,000,000 shares of common stock as Earnout Shares, to be held by CST in a segregated escrow account (“Earnout Escrow Account”); and (3) if any portion of the Earnout Shares becomes eligible for release in accordance with the terms of the Escrow Agreement, CST will release the applicable portion of the Earnout Shares from the Earnout Escrow Account in accordance with the terms of the Escrow Agreement and disburse to each eligible recipient the applicable portion of Earnout Shares therefrom.

The Earnout Shares shall be released or otherwise forfeited as follows: (i) an aggregate of 5,000,000 Earnout Shares (the “Tranche 1 Earnout Shares”) will be vested, if and only if, on the occurrence that the amount of sales/revenues of the Company for any of the fiscal years (such fiscal year is referred to as “Tranche 1 Fiscal Year”) ending from December 31, 2023 to December 31, 2025 is no less than $42,200,000 as evidenced by the audited financial statements of the Company prepared in accordance with U.S. GAAP for the Tranche 1 Fiscal Year that is contained in an annual report on Form 10-K filed by the Company with the SEC (the “Tranche 1 Annual Report”); (ii) an aggregate of 15,000,000 Earnout Shares (the “Tranche 2 Earnout Shares”) will be vested, if and only if, on the occurrence that the amount of sales/revenues of the Company for any of the fiscal years (such fiscal year is referred to as “Tranche 2 Fiscal Year”) ending from December 31, 2023 to December 31, 2026 is no less than $415,000,000 as evidenced by the audited financial statements of the Company prepared in accordance with U.S. GAAP for the Tranche 2 Fiscal Year that is contained in an annual report on Form 10-K filed by the Company with the SEC (the “Tranche 2 Annual Report”); (iii) Within five (5) business days following the determination that all or any portion of the Tranche 1 Earnout Shares or Tranche 2 Earnout Shares become vested, the Company, together with Mr. Sham and Ms. Ma, shall instruct the Escrow Agent to irrevocably and unconditionally release the vested tranche of Earnout Shares from the Escrow Account in accordance with the terms of the Escrow Agreement to certain of the Company’s shareholders. Each tranche of Earnout Shares may be released only once, but more than one tranche can be released in any year in accordance with the Escrow Agreement.

The Earnout Shares are determined as contingent consideration in connection with the reverse recapitalization. In addition, the issuance of Earnout Shares does not meet any condition to be classified as a liability under ASC 815, thus it should be classified as an equity financial instrument, and measure at fair value using the quoted market price on grant date, June 11, 2024, which was $2.56 per share.

For the six months ended June 30, 2024, the sales/revenue condition described above was not met based on the consolidated statements of income. Currently the Company could not reasonably assess the performance condition for the year ending December 31, 2024 and thereafter.

Other than the above, in the normal course of business, we are subject to loss contingencies, such as certain legal proceedings, claims and disputes. We record a liability for such loss contingencies when the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to the shares of our common stock and classified as shareholder’s equity or that are not reflected in our unaudited condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in product development services with us.

Research and Development

We have incurred minimal research and development expenses for the three and six months ended June 30, 2024 and 2023. The researched and development expenses were recorded in “general and administrative expenses” in the unaudited condensed consolidated statements of operations.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. GAAP, which requires our management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We continually evaluate these judgments, estimates and assumptions based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and various assumptions that we believe to be reasonable, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

The selection of critical accounting policies, the judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors that should be considered when reviewing our financial statements. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements. You should read the description of critical accounting policies, judgments and estimates in conjunction with our unaudited condensed consolidated financial statements and other disclosures included in this Quarterly Report.

We do not have critical accounting estimates that are related to us. A list of accounting policies, judgements and estimates that are relevant to us is included in notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report (see “Note 2 – Summary of Significant Accounting Policies”).

Recently Issued Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s condensed consolidated financial statements. A list of recently issued accounting pronouncements that are relevant to us is included in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report (see “Note 2 – Summary of Significant Accounting Policies”).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our Chief Executive Officer (the principal executive officer) and our Chief Financial Officer (the principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, as of June 30, 2024, we identified the material weakness that we are lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP technical accounting issues and prepare and review financial statements and related disclosures in accordance with U.S. GAAP and reporting requirements set forth by the SEC. Our management is currently in the process of evaluating the steps necessary to remediate the ineffectiveness, such as (i) hiring a consulting firm with U.S. GAAP experience to strengthen our financial reporting function; (ii) establishing an ongoing program to provide sufficient and appropriate training for financial reporting and accounting personnel, especially training related to U.S. GAAP and SEC reporting requirement.

Limitations on Controls and Procedures

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

This Quarterly Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Other than those previously reported, there is no updates to be provided under this item.

Item 1A. Risk Factors

We are a smaller reporting company. Thus, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except with respect to the following, all unregistered sales of equity securities during and since the end of the reporting period have previously been disclosed in the Company’s Current Reports on Form 8-K.

Unregistered Sales of Equity Securities

On June 11, 2024, FLFV and Thunder Power entered into that certain Forward Purchase Agreement and Subscription Agreement (the “Meteora Agreements”) with certain purchasing parties thereto (“Meteora”), whereby Meteora agreed to subscribe for and purchase, and FLFV agreed to issue and sell to Meteora, up to an aggregate of 4,900,000 shares of FLFV common stock (and our common stock after the closing of the Business Combination), subject to certain upward adjustments.

Pursuant to the Meteora Agreements, on July 10, 2024, we issued an aggregate of 3,706,461 shares of our common stock to Meteora. Such Issuance was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D as promulgated by the SEC under the Securities Act. A total of 100,000 shares were paid by the Company as commission in connection with such Issuance.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.

(b)	None.

(c)	During the quarter ended June 30, 2024, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
2.1†	Agreement and Plan of Merger, dated as of October 26, 2023, by and among Feutune Light Acquisition Corporation, Feutune Light Merger Sub, Inc., and Thunder Power Holdings Limited, (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2023).
2.2	First Amendment to Agreement and Plan of Merger, dated as of March 19, 2024, by and among Feutune Light Acquisition Corporation, Feutune Light Merger Sub, Inc., and Thunder Power Holdings Limited (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on March 20, 2024).
2.3	Second Amendment to Agreement and Plan of Merger, dated as of April 5, 2024, by and among Feutune Light Acquisition Corporation, Feutune Light Merger Sub, Inc., and Thunder Power Holdings Limited (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 5, 2024)
3.1	Second Amended and Restated Certificate of Incorporation of Thunder Power Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 27, 2024).
3.2	Amended and Restated Bylaws of Thunder Power Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on June 27, 2024).
10.1	Promissory Note, dated May 20, 2024, issued by Feutune Light Acquisition Corporation to Thunder Power Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 22, 2024).
10.2	Promissory Note, dated May 22, 2024, issued by Feutune Light Acquisition Corporation to Ling Houng Sham (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 22, 2024).
10.3	Promissory Note, dated May 22, 2024, issued by Feutune Light Acquisition Corporation to Rockridge International Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 22, 2024).
10.4	Promissory Note, dated June 21, 2024, issued by Feutune Light Acquisition Corporation to Wellen Sham (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on June 27, 2024).
10.5	Promissory Note, dated June 21, 2024, issued by Feutune Light Acquisition Corporation to Sam Yu (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on June 27, 2024).
10.6	Promissory Note, dated June 21, 2024, issued by Feutune Light Acquisition Corporation to Sau Fong Yeung (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on June 27, 2024).
10.7	Forward Purchase Agreement, dated June 11, 2024, by and among Feutune Light Acquisition Corporation, Thunder Power Holdings Limited, Meteora Select Trading Opportunities Master, LP, Meteora Capital Partners, LP and Meteora Strategic Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 12, 2024).
10.8	Subscription Agreement, dated June 11, 2024, by and among Feutune Light Acquisition Corporation, Meteora Select Trading Opportunities Master, LP, Meteora Capital Partners, LP and Meteora Strategic Capital, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 12, 2024).
10.9	Amended and Restated Warrant Agreement, dated June 21, 2024, by and between Feutune Light Acquisition Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 27, 2024).
10.10	Escrow Agreement, dated June 21, 2024, by and between Feutune Light Acquisition Corporation, Wellen Sham, Yuanmei Ma and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 27, 2024).

10.11	Promissory Note Settlement Agreement, dated June 21, 2024, by and between Feutune Light Acquisition Corporation and certain promissory noteholders (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on June 27, 2024).
10.12	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 27, 2024).
10.13	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 27, 2024).
10.14#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on June 27, 2024).
10.15#	2024 Omnibus Equity Incentive Plan (incorporated by reference to Annex D to the Company’s Proxy Statement/Prospectus filed with the SEC pursuant to Rule 424(b)(3) (File No. 333-275933) on May 17, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
**	Furnished herewith
#	Indicates a management contract or compensatory plan, contract or arrangement.
†	Certain of the schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such omitted materials to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 4, 2024	THUNDER POWER HOLDINGS, INC.

/s/ Yuanmei Ma
	Name:	Yuanmei Ma
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)