Form 10-Q
period 2024-09-30
Thunder Power Holdings, Inc.
filed 2024-11-14
CIK 1912582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

(909) 214-2482

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	AIEV	The Nasdaq Global Market

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

As of November 12, 2024, 50,724,664 shares of the registrant’s common stock (excluding 20,000,000 shares of common stock deposited in a segregated escrow account held by CST as earnout shares) were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDER POWER HOLDINGS, INC.

(f/k/a Feutune Light Acquisition Corporation)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2024 and December 31, 2023
(Expressed in U.S. dollar, except for the number of shares)

	September 30, 2024	December 31, 2023
		(Audited)
ASSETS
Current Assets
Cash	$33,636	$196,907
Deferred offering costs	—	429,750
Prepaid expenses for forward purchase contract	13,114,964	—
Other current assets	338,289	623,221
Total Current Assets	13,486,889	1,249,878

Non-current Assets
Property and equipment, net	344	1,974
Right of use assets	11,453	5,740
Total Non-current Assets	11,797	7,714

Total Assets	$13,498,686	$1,257,592

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Advance of subscription fees from shareholders	$—	$590,000
Amount due to related parties	1,369,035	68,992
Other payable and accrued expenses	2,646,139	97,297
Lease liabilities	10,294	—
Underwriter fee payable	2,921,250	—
Total Current Liabilities	6,946,718	756,289

Total Liabilities	6,946,718	756,289

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 50,716,094 and 37,488,807 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)*	5,072	3,749
Additional paid-in capital*	43,450,668	34,927,449
Accumulated loss	(36,904,151)	(34,429,895)
Accumulated other comprehensive income	379	—
Total Shareholders’ Equity	6,551,968	501,303
Total Liabilities and Shareholders’ Equity	$13,498,686	$1,257,592

*	The share information and additional paid-in capital are presented on a retroactive basis to reflect the reverse recapitalization on June 21, 2024 (see the discussion under the heading “Reverse Recapitalization” in “Note 1 – Organization and Business Description”).

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THUNDER POWER HOLDINGS, INC.

(f/k/a Feutune Light Acquisition Corporation)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2024 and 2023
(Expressed in U.S. dollar, except for the number of shares and loss per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$—	$—	$—	$—

Operating expenses
General and administrative expenses	(912,314)	(645,635)	(2,474,043)	(1,594,212)
Total operating expenses	(912,314)	(645,635)	(2,474,043)	(1,594,212)

Other income (expenses), net
Foreign currency exchange loss	(3)	(513)	(213)	(514)
Total other expenses, net	(3)	(513)	(213)	(514)

Loss before income taxes	(912,317)	(646,148)	(2,474,256)	(1,594,726)
Income tax expenses	—	—	—	—
Net loss	(912,317)	(646,148)	(2,474,256)	(1,594,726)

Other comprehensive income
Foreign currency adjustments	379	—	379	—
Comprehensive loss	$(911,938)	$(646,148)	$(2,473,877)	$(1,594,726)

Loss per share – basic and diluted*	$(0.02)	$(0.02)	$(0.06)	$(0.05)
Weighted average shares – basic and diluted*	50,552,367	36,609,437	42,729,350	33,988,602

*	The shares and per share information are presented on a retroactive basis to reflect the reverse recapitalization on June 21, 2024 (see the discussion under the heading “Reverse Recapitalization” in “Note 1 - Organization and Business Description”).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICITS)
For the Three and Nine Months Ended September 30, 2024 and 2023
(Expressed in U.S. dollar, except for the number of shares)

	Common stock		Additional		Accumulated other	Total shareholders’
	Number of stock*	Amount*	paid-in capital *	Accumulated loss	comprehensive income	equity (deficits)
Balance as of December 31, 2023	37,488,807	$3,749	$34,927,449	$(34,429,895)	$—	$501,303
Capital injection from shareholders	1,310,740	131	489,869	—	—	490,000
Net loss	—	—	—	(214,043)	—	(214,043)
Balance as of March 31, 2024	38,799,547	$3,880	$35,417,318	$(34,643,938)	$—	$777,260
Capital injection from shareholders	1,200,453	120	456,680	—	—	456,800
Reverse recapitalization (Note 1)	5,279,673	528	3,973,308	—	—	3,973,836
Issuance of common stock to a financial advisor (Note 8)	1,200,000	120	(120)	—	—	—
Issuance of common stock to independent directors	90,000	9	899,991	—	—	900,000
Share-based compensation	—	—	107,712	—	—	107,712
Settlement of working capital loans	289,960	29	2,635,971	—	—	2,636,000
Net loss	—	—	—	(1,347,896)	—	(1,347,896)
Balance as of June 30, 2024	46,859,633	$4,686	$43,490,860	$(35,991,834)	$—	$7,503,712
Payment of offering cost	—	—	(61,745)	—	—	(61,745)
Issuance of ordinary shares pursuant to forward purchase contracts	3,706,461	371	(371)	—	—	—
Issuance of ordinary shares pursuant to a private placement	150,000	15	(15)	—	—	—
Share-based compensation to a non-employee (Note 10)	—	—	21,939	—	—	21,939
Net loss	—	—	—	(912,317)	—	(912,317)
Foreign exchange adjustments	—	—	—	—	379	379
Balance as of September 30, 2024	50,716,094	$5,072	$43,450,668	$(36,904,151)	$379	$6,551,968

Balance as of December 31, 2022	31,754,844	$3,175	$32,091,251	$(32,614,251)	$—	$(519,825)
Capital injection from shareholders	563,823	56	299,944	—	—	300,000
Share-based compensation	—	—	45	—	—	45
Net loss	—	—	—	(210,135)	—	(210,135)
Balance as of March 31, 2023	32,318,667	$3,231	$32,391,240	$(32,824,386)	$—	$(429,915)
Capital injection from shareholders	2,183,887	218	1,071,306	—	—	1,071,524
Net loss	—	—	—	(738,443)	—	(738,443)
Balance as of June 30, 2023	34,502,554	$3,449	$33,462,546	$(33,562,829)	$—	$(96,834)
Capital injection from shareholders	2,835,526	284	1,390,966	—	—	1,391,250
Issuance of ordinary shares to a related party to settle liabilities due to the related party	150,727	15	73,938	—	—	73,953
Net loss	—	—	—	(646,148)	—	(646,148)
Balance as of September 30, 2023	37,488,807	$3,748	$34,927,450	$(34,208,977)	$—	$722,221

*	The share information and additional paid-in capital are presented on a retroactive basis to reflect the reverse recapitalization on June 21, 2024 (see the discussion under the heading “Reverse Recapitalization” in “Note 1 - Organization and Business Description”).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2024 and 2023
(Expressed in U.S. dollar)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,474,256)	$(1,594,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	1,630	3,769
Amortization of right of use assets	20,160	19,801
Share-based compensation	1,007,712	331,295
Share-based settlement expenses	—	479,174
Changes in operating assets and liabilities:
Other current assets	37,579	(11,745)
Amount due to related parties	74,983	219,531
Other payable and accrued expenses	442,413	—
Lease liabilities	(15,579)	656
Net cash used in operating activities	(905,358)	(552,245)

Cash flows from investing activities:
Cash acquired in reverse capitalization	929,302	—
Net cash provided by investing activities	929,302	—

Cash flows from financing activities:
Subscription fees advanced from shareholders	—	1,160,000
Subscription fees received from shareholders	356,800	—
Payment of offering cost	(999,700)	—
Return of subscription fees to an investor	—	(100,000)
Borrowings from a related party	710,060	—
Repayment of borrowings to a related party	(25,000)	—
Payment of extension loans	(380,000)	(315,000)
Proceeds of prepayment shortfall under forward purchase contract	150,000	—
Net cash (used in) provided by financing activities	(187,840)	745,000

Effect of exchange rates on cash	625	—

Net (decrease) increase in cash	(163,271)	192,755
Cash at beginning of period	196,907	250,386
Cash at end of period	$33,636	$443,141

Supplemental cash flow information
Cash paid for interest expense	$—	$—
Cash paid for income tax	$—	$—

Non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$25,824	$—
Transfer of advance of subscription fees from shareholders to equity	$590,000	$300,000
Payable of expenses directly related to the business combination	$1,353,913	—
Issuance of ordinary shares to settle the liabilities due to a controlling shareholder	$—	$609,958
Issuance of ordinary shares to settle the liabilities due to a related party	$—	$56,346
Share based compensation to a nonemployee as part of offering cost	$21,939	$—

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

TP Holdings together with TP NEV, are engaged in design, development and manufacturing of high-performance electric vehicles. As of September 30, 2024 and December 31, 2023, its operations activities were carried out in Taiwan and its management team are currently located in Taiwan and USA.

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

We have also capitalized offering cost of $1,491,495, which was recorded as reduction against additional paid-in capital.

Following the consummation of the Business Combination, the combined Company’s common stock began trading on the Nasdaq Global Market (the “Nasdaq”) under the symbol “AIEV” on June 24, 2024.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS DESCRIPTION (cont.)

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

Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2023 that was issued on March 14, 2024.  In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2024 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. The Company’s reporting currency is the U.S. Dollar.

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

As of September 30, 2024 and December 31, 2023, financial instruments of the Company primarily comprised of current assets and current liabilities including cash, other current assets, due to related parties, other payables, lease liabilities and underwriter fee payable. The carrying amount of these current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

Cash

Cash and cash equivalents primarily consist of bank deposits with original maturities of three months or less, which are unrestricted as to withdraw and use.

Prepaid expenses for forward purchase contract

On June 11, 2024, FLFV and TP Holdings entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, the “Seller”, or, the “Meteora”) (the “Forward Purchase Agreement”). For purposes of the Forward Purchase Agreement, (i) FLFV is referred to as the “Counterparty” prior to the consummation of the Business Combination, while the Company is referred to as the “Counterparty” after the consummation of the Business Combination and (ii) “Shares” means shares of the Class A common stock, par value $0.0001 per share, of FLFV prior to the closing of the Business Combination, and, after the closing of the Business Combination, shares of common stock, par value $0.0001 per share, of the Company.

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

On July 2, 2024, the Sellers purchased and the Company issued additional 3,706,461 shares of the Company’s common stock to Meteora pursuant to the Forward Purchase Agreement and Subscription Agreement. The sellers made a prepayment shortfall of $150,000. The Company recorded the proceeds from shortfall prepayments as a reduction against the account of “prepaid expenses for forward purchase contract”. As of September 30, 2024, the Company had outstanding balance of prepaid expenses for forward purchase contract of $13,114,964.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recognized for the three and nine months ended September 30, 2024 and 2023.

Underwriter fee payable

The underwriter fee payable was due to two underwriters of FLFV in the initial public offering. Pursuant to the underwriter agreements, the Company paid a total underwriter fee of 2.0% of the gross proceeds of the IPO, or $1,955,000 to the underwriters at the closing of the IPO. In addition, the underwriters are entitled to an underwriter fee of 3.5% of the gross proceeds of the IPO, or $3,421,250 upon the closing of the Business Combination.

For the three months ended September 30, 2024, the Company paid a total of $500,000 to both underwriters. As of September 30, 2024, the Company had underwriter fee payable of $2,921,250.

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

Income taxes (cont.)

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

Under the current and applicable laws of BVI, both TP Holdings and TP NEV are not subject to tax on income or capital gains. As of September 30, 2024 and December 31, 2023, there were no temporary differences and no deferred tax asset or liability recognized. The Company does not believe that there was any uncertain tax positions as of September 30, 2024 and December 31, 2023.

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

The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets as of September 30, 2024 and December 31, 2023.

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

Commitments and contingencies (cont.)

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

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Significant risks and uncertainties

Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and amounts due from related parties. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of September 30, 2024, the Company held cash of $33,636, among which $31,597 was deposits in bank accounts in Taiwan, $1,789 deposited in bank accounts in the United States and $250 in bank accounts in Hong Kong.

Bank accounts in each bank in Taiwan is insured by the government authority with the maximum limit of TW$3,000,000 (equivalent to approximately $94,800). Each bank account in the United States is insured by Federal Deposit Insurance Corporation (“FDIC”) insurance with the maximum limit of $250,000. Each bank account in Hong Kong is insured by the government authority with the maximum limit of HK$500,000 (equivalent to approximately $64,000). To limit exposure to credit risk relating to deposits, the Company primarily place cash and cash equivalent deposits with large financial institutions in the United States and Hong Kong which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

3. GOING CONCERN

The Company has been incurring losses from operations since its inception. Accumulated loss amounted to $36,904,151 and $34,429,895 as of September 30, 2024 and December 31, 2023, respectively. Net cash used in operating activities were $905,358   and $552,245 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the working capital was $(6,574,793) and $653,839, respectively. The working capital excluded the non-cash items, which are prepaid expenses for the Forward Purchase Agreement, deferred offering costs and advance of subscription fees from shareholders. These conditions raised substantial doubts about the Company’s ability to continue as a going concern.

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

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Payments made on behalf of the Sponsor(a)	$—	$300,000
Payments made on behalf of a third party(b)	315,000	315,000
Prepaid expenses	23,289	8,221
	$338,289	$623,221

(a)	As discussed in Note 1, TP Holdings entered into a Merger Agreement with FLFV and its Merger Sub. The balance of payments on behalf of the Sponsor represented the payments of extension loans in an amount of $300,000 made by TP Holdings on behalf of the Sponsor. The balance was deducted against additional paid-in capital upon the closing of the Business Combination.

(b)	Before entering into a Merger Agreement with FLFV, TP Holdings entered into a letter of intent with Aetherium Acquisition Corp. (“GMFI”) to explore a potential business combination. TP Holdings paid extension loans in an amount of $300,000 and working capital loans in an amount of $15,000 on behalf of GMFI, the letter of intent with GMFI was terminated.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
Office equipment	$302,196	$302,196
Less: accumulated depreciation	(301,852)	(300,222)
	$344	$1,974

Depreciation expense was $516 and $617 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $1,630 and $3,769 for the nine months ended September 30, 2024 and 2023, respectively.

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

The table below presents the operating lease related assets and liabilities recorded on the unaudited condensed consolidated balance sheets.

	September 30, 2024	December 31, 2023
Right of use assets	$11,453	$5,740

Operating lease liabilities, current	$10,294	$—
Operating lease liabilities, noncurrent	—	—
Total operating lease liabilities	$10,294	$—

Other information about the Company’s leases is as follows:

	For the Nine Months Ended September 30,
	2024	2023
Weighted average remaining lease term (years)	0.46	0.46
Weighted average discount rate	5.5%	5.50%

Operating lease expenses were $6,925 and $6,924, respectively, for the three months ended September 30, 2024 and 2023. Operating lease expenses were $20,737 and $20,772, respectively, for the nine months ended September 30, 2024 and 2023.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. OPERATING LEASE (cont.)

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2024:

September 30,
2024
For the year ending December 31, 2024	$10,426
Total lease payments	10,426
Less: Imputed interest	(132)
Present value of lease liabilities	$10,294

7. OTHER PAYABLE AND ACCRUED EXPENSES

Other payable and accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
Accrued professional expenses incurred for Business Combination (a)	$1,583,140	$—
Accrued exercise tax on repurchases of common stocks (b)	913,742	—
Others	149,257	97,297
	$2,646,139	$97,297

(a)	As of September 30, 2024, the balance of accrued professional expenses incurred for business combination consisted of expenses payable to a financial advisor, the counselor, public relation service providers and transfer agent.

(b)	On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. As of September 30, 2024, the amount of the excise tax was accrued at 1% of the fair market value of the shares repurchased at the time of the repurchase.

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

On July 2, 2024, the Sellers purchased and the Company issued additional 3,706,461 shares of the Company’s common stock to Meteora pursuant to the Forward Purchase Agreement and Subscription Agreement. The sellers made a prepayment shortfall of $150,000.

On August 20, 2024, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Westwood Capital Group LLC, a Delaware limited liability company (“Westwood”), pursuant to which Westwood has committed to purchase, subject to certain limitations, up to $100 million of the Company’s common stock, par value $0.0001 per share (the “Total Commitment”). In addition, the Company has agreed to pay Westwood a commitment fee valued at $1,500,000 in the form of 150,000 shares of common stock (the “Commitment Shares”) or an amount of cash (up to $1,500,000), depending on various factors. Pursuant to the Purchase Agreement, the Company issued 150,000 shares of the Company’s stock as commitment shares to Westwood.

As of September 30, 2024, the Company had 50,716,094 shares of common stock issued and outstanding.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. EQUITY (cont.)

Preferred Stock

The Company has 100,000,000 shares of Preferred Stock authorized with par value $0.0001 per share. As of September 30, 2024, the Company had nil shares of Preferred Stock issued and outstanding.

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

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. EQUITY (cont.)

Other Warrants

Upon closing of the Business Combination on June 21, 2024, the Sponsor had provided a total of $2,636,000 in working capital loans and elected to convert all such working capital loans into 263,600 working capital units, which include 263,600 shares of common stock, par value $0.0001 per share, 263,600 warrants, each of which may be exercised into one share of common stock of the Company, and 263,600 rights, each of which entitles the holder to receive one-tenth of one share of common stock of the Company at the closing of the Business Combination. On September 30, 2024, the Company issued 263,600 warrants to the Sponsor.

As of September 30, 2024, the Company had issued and outstanding 10,537,475 warrants to purchase 10,537,485 shares of common stock.

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

On June 21, 2024, the Company issued 1,027,386 shares of common stock to settle the rights. As of September 30, 2024, the Company did not have outstanding rights.

9. RELATED PARTY TRANSACTIONS AND BALANCES

a. Nature of relationships with related parties:

Relationship with the Company
Thunder Power (Hong Kong) Limited (“TP HK”)	Over which the spouse of Mr. Wellen Sham, the Company’s controlling shareholder, exercises significant influence
Thunder Power Electric Vehicle (Hong Kong) Limited (“TPEV HK”)	Over which the spouse of Mr. Wellen Sham, the Company’s controlling shareholder, exercises significant influence
Mr. Wellen Sham	Controlling shareholder of the Company
Ms. Ling Houng Sham	Spouse of Mr. Wellen Sham
Feutune Light Sponsor LLC (“FLFV Sponsor”)	Shareholder of the Company

b. Related party transactions:

		For the Nine Months Ended September 30,
	Nature	2024	2023
TP HK	Rental expenses	$20,737	$20,772

On June 30, 2023, the outstanding balances due to TP HK, TPEV HK and Mr. Wellen Sham as of June 30, 2023 were settled by issuance of 2,183,887 of the Company’s common stock.

For the nine months ended September 30, 2024, the Company borrowed $350,060 from Mr. Wellen Sham to support the Company’s operations. The borrowing bears interest rate of 10% and is payable on September 10, 2025. As of September 30, 2024, the Company repaid borrowings of $25,000 to Mr. Wellen Sham.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS AND BALANCES (cont.)

c. Balance with related parties:

	Nature	September 30, 2024	December 31, 2023
TP HK(1)	Amount due to the related party	$93,975	$68,992
Mr. Wellen Sham(2)	Amount due to the related party	885,060	—
Ms. Ling Houng Sham (2)	Amount due to the related party	200,000	—
FLFV Sponsor(3)	Amount due to the related party	190,000	—
		$1,369,035	$68,992

(1)	The balance due to TP HK represented the payments made by TP HK on behalf of TP Holdings regarding the office rental fee and employee salary expenses. The balance is interest free and is repayable on demand.

(2)

The balance due to Mr. Wellen Sham represented the promissory notes of $560,000 for extension of FLFV, and promissory notes of 350,060 for the daily operation of the Company. The balance due to Ms. Ling Houng Sham represented promissory notes of $200,000 for extension of FLFV.

Among the promissory notes issued to Mr. Wellen Sham, $260,000 of which was borrowed by TPHL and bear interest rate of 8% per annum and were payable on June 21, 2024, $300,000 was borrowed by FLFV which bear interest rate of 10% and is payable on September 19, 2024, 350,060 was borrowed by the Company which bear interest rate of 10% and is payable on September 10, 2025. As of September 30, 2024, the Company repaid $25,000 to Mr. Wellen Sham. As of the date of this Quarterly Report, the Company has not settled the promissory notes with Mr. Wellen Sham.

Among the promissory notes issued to Ms. Ling Houng Sham, $100,000 borrowed by TPHL which bear interest rate of 8% per annum and were payable on June 21, 2024, and $100,000 borrowed by FLFV which bear interest rate of 8% and is payable on June 21, 2024. As of the date of this Quarterly Report, the Company has not settled the promissory notes with Ms. Ling Houng Sham.

(3)	In May and June 2024, FLFV issued three promissory notes to the FLFV Sponsor in exchange for an aggregated loans of $190,000 from the FLFV Sponsor, among which $50,000 was payable on closing of the Business Combination, and $140,000 was payable on July 21, 2024. As of the date of this Quarterly Report, the Company has not settled the promissory notes with FLFV Sponsor.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. SHARE-BASED COMEPSANTION

Share options

In October 2014, TP Holdings adopted a Thunder Power Holdings Limited Share Option Plan (the “2014 Plan”), As of September 30, 2024, the 2014 Plan existed to the extent that there are options/awards outstanding thereunder.

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

For the nine months ended September 30, 2024 and 2023, the transaction activities of share options were as below:

	Number of options	Weighted average exercise price per option
Outstanding at December 31, 2022	817,500	$1.03
Forfeited	(12,500)	$1.50
Outstanding at March 31, 2023	805,000	$1.02
Forfeited	(202,500)	$1.00
Outstanding at June 30, 2023	602,500	$1.02
Forfeited	(10,000)	$1.00
Outstanding at September 30, 2023	592,500	$1.03

Outstanding at December 31, 2023	590,000	$1.02
Forfeited	(192,500)	$1.03
Outstanding at March 31, 2024	397,500	$1.02
Forfeited	(12,500)	$1.00
Outstanding at June 30, 2024	385,000	$1.02
Forfeited	(5,000)	$1.00
Outstanding at September 30, 2024	380,000	$1.02

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. SHARE-BASED COMEPSANTION (cont.)

The following table summarizes information with respect to outstanding share options to employees as of September 30, 2024.

	Number of options	Weighted average remaining contractual term (years)
Share options	380,000	$0.47

For the three and nine months ended September 30, 2023, the Company charged share-based compensation expenses of $nil and $45, respectively, in the accounts of “General and administrative expenses”. For the three and nine months ended September 30, 2024, the Company did not charge share-based compensation expenses.

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

On June 21, 2024, the Company entered into an advisory agreement with a service provider, pursuant to which the Company would issue 8,570 shares of common stock to the service provider for its services provided in connection with consummation of the Business Combination. The Company referred the closing price of $2.56 per share on June 21, 2024 as the grant date fair value, and recorded the share-based compensation expenses of $21,939 as reduction against additional paid-in capital. In October 2024, the Company issued 8,570 shares of common stock to the service provider.

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

For the nine months ended September 30, 2024, the sales/revenues condition described above was not met based on the consolidated statements of income. Currently the Company could not reasonably assess the performance condition for the year ending December 31, 2024 and thereafter. The Company will recognize share-based compensation expenses with corresponding account charged to additional paid-in capital upon the vesting of Earnout Shares.

12. SUBSEQUENT EVENT

As mentioned in Note 10, the Company issued 8,570 shares of common stock to a service provider in connection with consummation of the Business Combination closed on June 21, 2024.

On October 16, 2024, the Company borrowed $100,000 from Mr. Wellen Sham, and issued a promissory note with the equivalent amount. The borrowing was for the daily operation of the Company which bear interest rate of 10% and is payable on October 16, 2025.

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

We focus on the development and manufacturing of premium EVs with differentiated designs and solutions for every lifestyle. Four models are currently featured in our phased development and roll-out strategy: the limited-edition coupe, (the “Coupe” or “488”), long-range Sedan (the “Sedan”), compact city car (the “City Car” or “Chloe”) and the long-range SUV (the “SUV”, and together with the Coupe, Sedan, and City Car, the “Models”). We intend to target not just consumers who desire EVs, but consumers who desire practical and innovative EVs, as well as consumers who seek a luxury experience. We believe that by leveraging our modular integration concept starting with the modularized chassis system patented by us, we are creating a family of EVs (excluding the City Car) which share common parts and modules which we believe requires lower investment and reduced design and production time as opposed to those of traditional automotive manufacturers. We intend to first create the initial design for our Sedan, and then scale upwards to create the Coupe and scale downward to create the City Car. In time, we expect to round off our offering with the SUV.

We expect to offer to the market eco-friendly, premium EVs positioned to earn market share based on design, quality, comfort, range, and price. Among other advantages, we believe that our proprietary technologies will significantly increase the driving range for our EVs while allowing for faster recharging and lower costs of ownership.

Business Combination

On June 21, 2024, Feutune Light Acquisition Corporation (“FLFV”) consummated the business combination with Thunder Power Holdings Limited (“TP Holdings”), pursuant to the Merger Agreement (the “Business Combination”). Following the Business Combination, the combined company changed its name to “Thunder Power Holdings, Inc.” (the “Company”), which is organized under the laws of the State of Delaware.

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

Immediately after giving effect to the Business Combination, there were (i) 46,859,633 shares of common stock of the Company, $0.0001 par value per share, issued and outstanding (without taking into account the Earnout Shares), (ii) 10,537,475 warrants to purchase 10,537,475 shares of common stock outstanding, and (iii) 20,000,000 shares of common stock placed in an Earnout Escrow Account with Continental Stock Transfer & Trust (“CST”).

We have also capitalized offering cost of $1,491,495, which was recorded as reduction against additional paid-in capital.

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

Specific Key Factors Affecting Our Results of Operations

We believe that our performance and future success will depend on several Company specific factors, including those key factors discussed below and other factors in the section under the heading “Risk Factors” of the registration statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”) on December 7, 2023, as amended from time to time.

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

Our operating subsidiary Thunder Power New Electric Vehicles (TPNEV) are under the current and applicable laws of BVI and is not subject to tax on income or capital gains. As of September 30, 2024 and December 31, 2023, there was no temporary differences and no deferred tax asset or liability recognized. We do not believe that there was any uncertain tax position as of September 30, 2024 and December 31, 2023.

Results of Operations for the three months ended September 30, 2024 and 2023

The following table sets forth a summary of our results of operations for the three months ended September 30, 2024 and 2023. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended September 30,
	2024	2023
Revenues	$—	$—

Operating expenses
General and administrative expenses	(912,314)	(645,635)
Total operating expenses	(912,314)	(645,635)

Other expenses, net
Foreign currency exchange loss	(3)	(513)
Total other expenses, net	(3)	(513)

Loss before income taxes	(912,217)	(646,148)
Income tax expenses	—	—
Net loss	$(912,217)	$(646,148)

General and administrative expenses. For the three months ended September 30, 2024 and 2023, our general and administrative expenses were approximately $0.9 million and $0.6 million, respectively. The changes was primarily attributed to an increase of professional expenses of approximately $0.4 million with the closing of Business Combination and an increase of approximately $0.1 million in insurance expenses for the management of the Company after the business combination, partially net off against a decrease of share-based compensation expenses of approximately $0.2 million.

Net loss. As a result of the foregoing, we incurred a net loss of approximately $0.9 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively.

Results of Operations for the nine months ended September 30, 2024 and 2023

The following table sets forth a summary of our results of operations for the nine months ended September 30, 2024 and 2023. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	For the Nine Months Ended September 30,
	2024	2023
Revenues	$—	$—

Operating expenses
General and administrative expenses	(2,474,043)	(1,594,212)
Total operating expenses	(2,474,043)	(1,594,212)

Other expenses, net
Foreign currency exchange loss	(213)	(514)
Total other expenses, net	(213)	(514)

Loss before income taxes	(2,474,256)	(1,594,726)
Income tax expenses	—	—
Net loss	$(2,474,256)	$(1,594,726)

General and administrative expenses. For the nine months ended September 30, 2024 and 2023, our general and administrative expenses were approximately $2.5 million and $1.6 million, respectively. The increase in general and administrative expenses was primarily due to an increase of approximately $0.5 million in professional expenses which were incurred to support the closing of business combination, an increase of approximately $0.1 million in insurance expenses for the management of the Company after the Business Combination, and an increase of share-based compensation of approximately $0.7 million as we issued 90,000 shares of common stock to three independent directors of FLFV at the consummation of the Business Combination, partially offset by a decrease of share-based settlement expenses of approximately $0.5 million.

Net loss. As a result of the foregoing, we incurred a net loss of approximately $2.5 million and $1.6 million for the nine months ended September 30, 2024 and 2023.

Liquidity and Capital Resources

To date, we have financed our operating activities primarily through cash raised in loans from related parties (see “Note 9 – Related Party Transactions and Balances”), and equity financing including private placements. As of September 30, 2024, our cash was $33,636.

We have been incurring losses from operations since inception. Accumulated loss amounted to approximately $36.9 million and $34.4 million as of September 30, 2024 and December 31, 2023, respectively. Net cash used in operating activities were approximately $0.9 million and $0.6 million for the nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, the working capital was approximately $(6.6) million and $0.7 million, respectively. The working capital excluded the non-cash items, which are prepaid expenses for the certain forward purchase agreement entered into on June 11, 2024, by and among FLFV, the Company and certain investors (the “Forward Purchase Agreement”), deferred offering costs and advance of subscription fees from shareholders. These conditions raised substantial doubts about the Company’s ability to continue as a going concern.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(905,358)	$(552,245)
Net cash provided by investing activities	929,302	—
Net cash (used in) provided by financing activities	(187,840)	745,000
Effect of exchange rates on cash	379	—
Net (decrease) increase in cash	(163,271)	192,755
Cash at beginning of period	196,907	250,386
Cash at end of period	$33,636	$443,141

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was approximately $0.9 million, primarily attributable to net loss of approximately $2.5 million, adjusted for non-cash share-based compensation expenses of approximately $1.0 million and an increase of $0.4 million in accrued expenses and other current liabilities incurred for professional consulting expenses since the closing of the Business Combination.

Net cash used in operating activities for the nine months ended September 30, 2023 was approximately $0.6 million, primarily attributable to net loss of approximately $1.6 million, adjusted for non-cash share-based compensation expenses of approximately $0.3 million, share-based settlement expenses of approximately $0.5 million, and an increase of approximately $0.2 million in amounts due to related parties which paid certain operating expenses on behalf of us.

Investing activities

For the nine months ended September 30, 2024, we reported cash provided by investing activities of approximately $0.9 million, which was from the reverse acquisition we closed with FLFV in June 2024.

For the nine months ended September 30, 2023, we did not report cash provided by or used in investing activities.

Financing Activities

For the nine months ended September 30, 2024, we reported cash used in financing activities of approximately $0.2 million, which were primarily provided by subscription fees of $0.4 million from shareholders in the private placements raised by TP Holdings, borrowings of approximately $0.7 million from our controlling shareholder, and proceeds of approximately $0.2 million from investors pursuant to Forward Purchase Agreement, partially offset by payment of offering cost of approximately $0.9 million and payment of approximately $0.4 million of extension loans on behalf of Feutune Light Sponsor LLC (the “Sponsor”).

For the nine months ended September 30, 2023, we reported cash provided by financing activities of approximately $0.7 million, which was primarily provided by proceeds of $1.2 million from private placements, partially net off by return of subscription fee of approximately $0.1 million and payment of approximately $0.3 million as extension loans on behalf of the Sponsor of FLFV.

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

For the nine months ended September 30, 2024, the sales/revenue condition described above was not met based on the consolidated statements of income. Currently the Company could not reasonably assess the performance condition for the year ending December 31, 2024 and thereafter.

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

Research and Development

We have incurred minimal research and development expenses for the three and nine months ended September 30, 2024 and 2023. The researched and development expenses were recorded in “general and administrative expenses” in the unaudited condensed consolidated statements of operations.

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

Our management evaluated, with the participation of our Chief Executive Officer (the principal executive officer) and our Chief Financial Officer (the principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, as of September 30, 2024, we identified the material weakness that we are lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP technical accounting issues and prepare and review financial statements and related disclosures in accordance with U.S. GAAP and reporting requirements set forth by the SEC. Our management is currently in the process of evaluating the steps necessary to remediate the ineffectiveness, such as (i) hiring a consulting firm with U.S. GAAP experience to strengthen our financial reporting function; (ii) establishing an ongoing program to provide sufficient and appropriate training for financial reporting and accounting personnel, especially training related to U.S. GAAP and SEC reporting requirement.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 On August 20, 2024, the Company entered into certain a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”, collectively with the Purchase Agreement, the “Agreements”) with Westwood Capital Group LLC, a Delaware limited liability company (“Westwood”). Pursuant to the Agreements, the Company has paid Westwood a commitment fee valued at $1,500,000 in the form of 150,000 shares of common stock (each a “Commitment Share”, collectively, “Commitment Shares”), subject to a lock-up that expires on February 20, 2025. If on the trading day immediately preceding the February 20, 2025, the per share value of the common stock of the Company is less than $10.00 per share (subject to adjustment for any stock dividend, stock split, stock combination, recapitalization or other similar transaction), the Company shall pay to Westwood an additional cash amount per Commitment Share equal to the difference between such determined actual value and $10.00 (subject to adjustment for any stock dividend, stock split, stock combination, recapitalization or other similar transaction).

Item 6. Exhibits

Exhibit No.	Description
10.1	Common Stock Purchase Agreement, dated August 20, 2024, by and between Thunder Power Holdings, Inc. and Westwood Capital Group LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 21, 2024).
10.2	Registration Rights Agreement, dated August 20, 2024, by and between Thunder Power Holdings, Inc. and Westwood Capital Group LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 21, 2024).
10.3*	Promissory Note, dated September 11, 2024, issued by Thunder Power Holdings, Inc. to Wellen Sham.
10.4*	Promissory Note, dated October 16, 2024, issued by Thunder Power Holdings, Inc. to Wellen Sham
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2024	THUNDER POWER HOLDINGS, INC.

/s/ Pok Man Ho
	Name:	Pok Man Ho
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)