Form 10-K
period 2024-12-31
Thunder Power Holdings, Inc.
filed 2025-03-31
CIK 1912582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

(909) 214-2482

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of Common Stock, $0.0001 par value per share	AIEV	The Nasdaq Capital Market

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $73,331,275 based on the closing sales price on the Nasdaq Stock Market LLC on June 28, 2024, the last business day of the registrants most recently completed second fiscal quarter.

As of March 24, there were 70,724,664 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1 As of latest practicable date, to be within 3-5 days before 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on our management’s beliefs and assumptions and on information currently available to management, and which statements involve substantial risk and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements.

Forward-looking statements include information regarding our future plans and goals, as well as our expectations with respect to:

●	Our business strategy and future growth prospects;

●	Our industry;

●	Our future profitability, cash flows and liquidity;

●	Our financial strategy, budget, projections and operating results;

●	The amount, nature and timing of our capital expenditures and the impact of such expenditures on our performance;

●	The availability and terms of capital;

●	Our research, development and production activities;

●	The market for our future products and services;

●	Competition within our industry;

●	Government regulations; and

●	General economic conditions.

These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “outlook,” “plan,” “possible,” “become,” “potential,” “predict,” “project,” “should,” “would,” “likely,” “future,” “budget,” “pursue,” “seek,” “target,”, “objective,” “opportunity,” “mission,” “goal,” “positioned” and similar expressions that are predictions of or indications of future events or trends that do not relate to historical matters, but the absence of these words does not mean that a statement is not forward-looking.

Our actual results to differ materially from those described in forward-looking statements due to factors beyond our control, which include, but not limited to, the following:

●	the ability of the Company to maintain the listing of its Common Stock on Nasdaq, and the potential liquidity and trading of such securities;

●	the effect of existing and future laws and governmental regulations (or interpretations thereof) on us, and on our current or future suppliers;

●	a decline in demand for electronic vehicles;

●	the price and availability of competitor’s products and services, including those manufactured or provided by manufacturers of non-electric vehicles;

●	the Company’s ability to acquire or license rights to intellectual property and technologies that are at the core of the Company’s planned products, on acceptable terms and in a timely manner;

●	the Company’s ability to obtain, maintain, protect and enforce intellectual property rights, including those obtained through any future intellectual property licensing agreements;

●	make milestone, royalty or other payments due under any license or collaboration agreements;

●	uncertainty related to the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for our products and services;

●	inflationary factors, such as increases in labor costs, material costs and overhead costs;

●	the financial and business performance of the Company, including financial projections and business metrics and any underlying assumptions thereunder;

●	the Company’s ability to successfully and timely develop and market its technology and products, and otherwise implement its growth strategy;

●	risks relating to the Company’s operations and business, including information technology and cybersecurity risks, potential deterioration in relationships between the Company and its employees;

●	introduction of new technologies or services by competitors in our industry, including using new technologies subject to patent or other intellection property protections;

●	risks relating to potential disruption of current plans, operations and infrastructure of the Company as a result of the consummation of the Business Combination;

●	risks that the post-combination company experiences difficulties managing its growth and expanding operations;

●	the impact of geopolitical, macroeconomic and market conditions, including the ongoing war between Russia and Ukraine, the war between Israel and Hamas, and the global response to such hostilities which may negatively impact our operating results;

●	the ability to successfully select, execute or integrate future acquisitions into the business;

●	operating hazards, natural disasters, weather-related delays and other matters beyond our control;

●	acts of terrorism, war or political or civil unrest in the United States or beyond;

●	federal, state and local regulations impacting any aspect of our research, production and development activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;

●	the effects of any future litigation; and

●	other risks and uncertainties set forth in this prospectus in the section entitled “Risk Factors”.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K or to conform such statements to actual results or revised expectations, except as required by law.

MARKET DATA AND FORECASTS

We are responsible for the disclosures contained in this Annual Report on Form 10-K. However, unless otherwise indicated, information in this Annual Report on Form 10-K concerning economic conditions, our industry, our markets and our competitive position is based on information obtained from a variety of sources, including information from independent industry analysts and publications, as well as our own estimates and research.

Our estimates are derived from publicly available information released by third parties, as well as data from our internal research, and are based on such data and our knowledge of our industry, which we believe to be reasonable. None of the independent industry publications discussed in this Annual Report on Form 10-K were prepared on our behalf.

In presenting this information, we have made certain assumptions that we believe to be reasonable based on such data and other similar sources and on our knowledge of, and our experience to date in, the markets in which we operate. Market and industry data, which is derived in part from management’s estimates and beliefs, are subject to change and may be limited by the availability of raw data, the voluntary nature of the data gathering process and other limitations inherent in any statistical survey of such data. In addition, projections, assumptions and estimates of the future performance of the markets in which we operate, and our future performance are necessarily subject to uncertainty and risk due to a variety of factors, including those described in the subsection entitled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us.

Summary Risk Factors

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as further described below. The occurrence of any such risks could adversely affect our business, financial condition, results of operations and prospects. The principal factors and uncertainties that make investing in our common stock speculative or risky include, among others:

●	Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment;

●	The success of our business may depend on attracting prospective customers and retaining sufficient capital to commence mass production. If we are unable to do so, we may not be able to achieve profitability;

●	Our business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources;

●	Our business and prospects will depend significantly on our brand;

●	We are actively negotiating with our affiliates to license the intellectual property and technology rights at the core of our business plan, and our inability to obtain and maintain these licenses could materially affect our business, financial condition, and operating results.

●	We are subject to substantial laws and regulations that could impose substantial costs, legal prohibitions or unfavorable changes upon our operations or products, and any failure to comply with these laws and regulations, including as they evolve, could substantially harm our business and results of operations;

●	In the future, if we develop or acquire proprietary intellectual property, protecting such intellectual property will be critical to our operations and we may suffer competitive harm from infringement on such rights;

●	We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	We are subject to various environmental, health and safety laws and regulations that could impose substantial costs on us and cause delays in building and subsequently expanding our production facilities;

●	We are subject to risks associated with autonomous driving and advanced driver assistance system technology, and we cannot guarantee that our vehicles will achieve our targeted assisted or autonomous driving functionality within our projected timeframe, if ever;

●	We face risks associated with international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.

●	We have not yet commenced mass production, and any significant delay in the design, manufacture, launch and financing could make it difficult for us to commence production and harm our business and prospects;

●	Our prospect for future growth depends upon our ability to establish and maintain relationships with our potential suppliers and source suppliers for our critical components, and to completely build out our supply chain, while effectively managing the risks due to such relationships;

●	The automotive market is highly competitive, and we may not be successful in competing in this industry;

●	Developments in electric vehicle or alternative fuel technology or improvements in the internal combustion engine may adversely affect the demand for our vehicles;

v

●	Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion cells or semiconductors, could harm our business;

●	We must develop complex software and technology systems, including in coordination with vendors and suppliers, in order to produce our electric vehicles, and there can be no assurance such systems will be successfully developed;

●	We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance, safety, security and costs;

●	If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our products could be harmed;

●	Our vehicles will make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.

●	Thunder Power’s management has limited experience in operating a public company;

●	Any unauthorized control, manipulation, interruption or compromise of or access to our products or information technology systems could result in loss of confidence in us and our products, harm our business and materially adversely affect our financial performance, results of operations or prospects;

●	We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy and security, and any actual or perceived failure to comply with such obligations could harm our reputation and brand, subject us to significant fines and liability, or otherwise adversely affect our business.

●	We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Common Stock less attractive to investors and may make it more difficult to compare our financial performance with other public companies;

●	Future sales and issuances of Common Stock or rights to purchase Common Stock could result in additional dilution to our stockholders and could cause the price of our Common Stock to decline;

●	Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Common Stock;

●	We may need to raise additional funds and these funds may not be available to us when needed. If we cannot raise additional funds when we need them, our business, prospects, financial condition and operating results could be negatively affected;

●	Our financial results may vary significantly from quarter to quarter;

●	Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

●	We are not in compliance with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

●	Our operating results and growth strategies will be closely tied to the success of our future franchise partners and we have limited control with respect to their operations. Additionally, our future franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.

PART I

Item 1. Business

Corporate History and Background

FLFV

Prior to June 21, 2024, we were known as Feutune Light Acquisition Corporation, a Delaware corporation (“FLFV”), and Feutune Light Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of FLFV (“Merger Sub”). On October 26, 2023, we entered into a business combination agreement (as amended, the “Business Combination Agreement”) with Thunder Power Holdings Limited, a British Virgin Islands company (“Thunder Power”), pursuant to which on June 21, 2024, Thunder Power merged with and into Merger Sub, with Merger Sub surviving the merger as a wholly owned subsidiary of FLFV (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement and any other agreement executed and delivered in connection therewith, the “Business Combination”). At the closing of the Business Combination, FLFV was renamed as “Thunder Power Holdings, Inc.” Unless the context indicates otherwise, references in this prospectus to the “Company,” “Thunder Power Holdings,” “we,” “us,” “our” and similar terms refer to Thunder Power Holdings, Inc. (f/k/a Feutune Light Acquisition Corporation). References to “FLFV” refer to our predecessor company prior to the consummation of the Business Combination.

Thunder Power

On March 21, 2013, Thunder Power Hong Kong Ltd. (“TP HK”) was established as a wholly owned subsidiary of Thunder Power with the intention to act as a financial and operational hub of Thunder Power, to deal with various corporate actions such as fundraising, back-office operations and bridge the operations between China and Europe. On April 8, 2016, China New Energy Vehicle Company Limited (“China NEV”) was established as a subsidiary of Thunder Power. On August 6, 2021, the Board of Directors of the Thunder Power approved the spin-off of China NEV and TP HK, and the transaction was completed on December 14, 2021 with no cash consideration. Upon consummation of the spin-off, Thunder Power no longer holds any equity shares in China NEV and TP HK and retains only one subsidiary. Thunder Power New Energy Vehicle Development Company Limited (“TP NEV”) which was established in accordance with laws and regulations of British Virgin Islands on October 19, 2016.

Our Company

Thunder Power is a technology innovator and a prospective manufacturer of premium electric vehicles (“EVs”). The Company has developed several proprietary technologies which are the building blocks of the Thunder Power family of EVs. Thunder Power Holdings, Inc., a Delaware corporation, was incorporated in January 2022 as a blank check company under the name Feutune Light Acquisition Corporation (“FLFV”). In June 2024, the Company completed its Business Combination with Thunder Power Holdings Limited (“Thunder Power”), which resulted in Thunder Power becoming a wholly-owned subsidiary of the Company. Thunder Power’s wholly-owned subsidiary, Thunder Power New Energy Vehicle Development Company Limited, a company established in accordance with the laws and regulations of the British Virgin Islands on October 19, 2016 (“TP NEV”), has developed several proprietary technologies which are the building blocks of the Thunder Power family of EVs. Thunder Power is a holding company with no operations that was incorporated under the laws and regulations of the British Virgin Islands with limited liability on September 30, 2015.

You can find additional information on our website at https://aiev.ai/. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

Our Business Divisions

We envision to structure our operations into three different divisions: vehicle development, strategic alliance and mergers and acquisitions, and trade and consulting, each of which intend to address a large, fragmented market.

Vehicle Development

Thunder Power is strategically focused on the development and production of electric vehicles (EVs) that combine timeless Italian design with an emphasis on delivering a joyful and engaging driving experience at an accessible price point. The Company’s vehicle development efforts are structured around three core series: Core Products, Niche Offerings, and Collaborative Projects.

Core Product

At the heart of Thunder Power’s product portfolio is the Compact City Car, which is scheduled for launch in 2027. This model integrates Thunder Power’s proprietary innovations, developed prior to its public listing, with state-of-the-art technical solutions. The vehicle’s design is led by renown European designer, ensuring a blend of functionality and aesthetic appeal. We expect to outsource the initial production to facilities in Italy, with an option for insourced production beginning in 2029.

Key features of our Compact City Car include:

●	Italian Craftsmanship: An affordable, compact sports car that reflects Italian design, quality, and driving spirit.

●	Driver-Focused Experience: Engineered for superior ride and handling, prioritizing driver engagement with a human-centric design and minimal reliance on screens.

●	Integrated Smart AI: Advanced AI software offering personalized features such as maps, driving modes, and individual settings to enhance the driving experience.

We intend to focus on achieving symmetry of parts to simplify both manufacturing and assembly processes, adhering to niche manufacturing principles. We also aim to to minimize the number of unique components by promoting design repeatability. The Compact City Car is planned to integrate a combination of internal and external “off the shelf” parts alongside new development components, enhancing efficiency and reducing complexity in production.

The Compact City Car is designed to cater to a younger, urban demographic of first-time car buyers who value sustainability and view their car as an extension of their identity and lifestyle. The initial launch will target Taiwan as a pilot market, with subsequent expansion planned in Asia and Europe.

Niche Offerings

Thunder Power’s niche vehicle development focuses on creating high-impact, emotionally compelling products that prioritize personalization and unique design. These offerings are positioned as complementary vehicles for households, rather than primary functional cars.

Leveraging its existing chassis and technologies, we are well-position to develop and launch the Sports Coupe, a high-performance luxury vehicle that combines European styling with superior craftsmanship and driving dynamics. Drawing inspiration from other succesfful benchmarks, this model is designed to deliver exceptional comfort and performance, with a targeted starting retail price of $100,000. Production will be outsourced to Italy.

We also expect to explore opportunities in tailor-made retro vehicle development and restomod projects, leveraging its modular in-house chassis as a technological base. These offerings are aimed at a younger generation of automotive enthusiasts who value vintage aesthetics but seek modern performance, comfort, and eco-conscious functionality. In particular, we intend to explore the “electromods” trend, which involve converting classic cars to electric powertrains. This approach provides a unique driving experience while reducing emissions, appealing to both sustainability-minded and performance-driven customers.

Through these niche offerings, we aim to establish ourselves as a key player in the luxury and specialty automotive markets, emphasizing the traditional values of driving pleasure, craftsmanship, and grand touring.

Collaborative Projects

We actively pursue pursuing joint venture and collaboration opportunities to expand its footprint in emerging automotive segments. This includes leveraging its AIEV design framework to enhance third-party platforms for exclusive markets.

One of the Company’s primary areas of focus is the rapidly growing microcar segment, which offers a unique opportunity to bridge the gap between motorcycles and traditional passenger vehicles. Microcars are particularly well-suited for urban environments and have experienced significant growth in Europe, with strong potential for further expansion in Asia. According to McKinsey’s Future Mobility 2022 survey, the global microcar market is projected to reach a total addressable value of $340 billion annually by 2030, driven by increased consumer demand for sustainable and versatile urban mobility solutions.

The first Microcar project is planned as a low-volume joint venture, leveraging the platform of an existing manufacturer, with production targeted to begin in 2026. This model will incorporate Thunder Power’s signature Italian design elements. A fully unique Microcar is anticipated to launch from 2029, subject to achieving market-relevant retail pricing, which is currently under evaluation.

Mergers and Acquisitions (M&A)

We are committed to pursuing a proactive mergers and acquisitions strategy, primarily targeting opportunities within the clean energy sector and related industries. The focus will be on acquisitions that are immediately revenue-generating, reinforcing the Company’s financial position while creating synergies with its core business.

On December 19, 2024, we entered into a share exchange agreement with certain shareholders (“TW Shareholders”) of Electric Power Technology Limited, a Taiwan corporation (“TW Company”). On February 10, 2025, the Company and TW Shareholders executed an amendment to the Agreement (the “Amendment”, and together with the Agreement, the “Amended Agreement”). Purusant to the terms of the Amended Agreement, upon completion of the transaction, the Company will hold approximately 37.4% of TW Company’s total issued and outstanding shares. The transaction is currently under review and subject to approval. This transaction is expected to strengthen Thunder Power’s position in renewable energy while providing immediate revenue streams

We also intend to explore mergers and acquisition opportunities in artificial intelligence sector and related industries, which offer significant growth potential and opportunities for technological and financial returns.

Acquisitions in this space are expected to bring immediate revenue and profit to the Company while bolstering its expertise in advanced technologies. The market is experiencing significant growth and increasing demand, driven by the rise of mobile devices, IoT, and cloud computing, along with emerging technologies in sectors such as automotive (electric vehicles), data centers, and consumer electronics. Rapid technological advancements are leading to continuous improvements in storage capacity, speed, and efficiency, exemplified by innovations like 3D NAND technology, which in turn enhances the value of patents and proprietary technologies. Additionally, with the increasing emphasis on sustainability initiatives and the expansion of applications includingaugmented reality (AR) and virtual reality (VR), we expect future demand for advanced flash solutions and AI technologies continue to grow.

We will continue to focus and evaluate potential targets which demonstrate innovative technologies, strong supply chain management, and a solid market position. The company would assess their growth potential in emerging markets and their ability to adapt to technological changes and regulatory requirements.

Trade and Consulting

At the core of our strategy is to generate revenue during the capital-intensive vehicle development phase. To achieve this, the Company plans to engage in complementary activities that do not interfere with its core business operations but provide additional revenue streams and cash flow.

Vehicle Trading

As a precursor to building a dealer network and cultivating sales contacts, we intend to engage in limited prestige vehicle trading. This initiative will focus on trading new and nearly-new vehicles in the European and Asian markets, leveraging the Company’s market expertise and industry relationships.

In addition to its opportunity to bringing cash flow, we also expect these trading activities to enable us establish valuable industry connections and insights, laying the groundwork for a future dealer network and strengthening the Company’s presence in key markets.

Consulting

We also intend to offer design consulting services and licensing access to its patent portfolio as part of its broader strategy to monetize intellectual property and technical expertise.

Capitalizing the Company’s in-house design capabilities and patent portfolio, we plan to unlock additional revenue opportunities while maintaining ensuring cost efficiency.

Technology

Thunder Power is an automotive company that plans to use innovative EV technology to set new standards for sustainable transportation. Thunder Power is negotiating and securing licensing rights to intellectual property of its affiliates, which have developed the cutting-edge EV technology that the Company believes could set a new benchmark for EVs. Core to Thunder Power’s DNA is achievement of technical excellence, which the Company hope to secure through licensing of intellectual property from its affiliates for proprietary technologies, such as the modular flexible chassis system, wireless charging, multi-link suspension system, light weight engineering, BMS, TMS and the use of EV certain EV TDPs.

●	Battery Pack. The Battery Pack is expected to utilize 18,650 cylindrical batteries in each EV, while the BMS is expected to control and monitor the Battery Pack, which the Company views as extra high safety standards and an innovative charge-balancing system designed to slow aging and degradation of the Battery Pack.

●	Battery Management System. Thunder Power believes that the proprietary BMS is the most important and valuable part of the Battery Pack, indeed of the entire EV. The functional purpose of the proprietary BMS is to prolong the battery life cycle, improve passenger safety by allowing EV operators to get to a safe location, and predict the potential for battery malfunctions. To accomplish this, the BMS modulates and monitors the temperature range, battery cell voltage limits, and power output limit when the EV is in operation. The BMS consists of local management units (“LMUs”), which monitor cell voltages and temperature in individual modules of the Battery Pack. This information is then collected and sent to the BMS, which monitors the overall voltage of each module and calculates the state of charge (“SOC”) of the Battery Pack. This enables the BMS to estimate the available power output and remaining driving range of the EV, as well as determine the state of health (“SOH”) of the Battery Pack by predicting the potential for battery failures through monitoring the voltage, temperature, and usage of the batteries.

●	The BMS Concept. In the unlikely event of a critical failure, the BMS is intended to cut the high-voltage power to a lower voltage, ensuring that the EV has sufficient power to reach a safe location. Should a minor malfunction occur in a battery cell or module, the BMS is able to detect the failure and inform the driver to schedule a maintenance appointment.

EV Traction Drivetrain (EV TDP)

The EV TDP has various core competencies that are critical to the Company’s products. We believe that the EV TDP is energy efficient. The product contains a synchronous motor with both PM (permanent magnet) and reluctance torque and has a high-fill factor bar-wound design. The inverter drive has a maximum efficiency vector control, which we believe could achieve high efficiency in a broad speed and power range. Additionally, we believe that it could benefit our EVs by providing a greater driving range and lower battery capacity requirements, as compared to those of our competitors’ vehicles. We believe that the EV TDP is scalable. The product’s power range is believed to be 50~250 kW. The EV TDP features a standardized stator diameter and its output power is varied by changing stack lamination; therefore, we believe that it allows a broad spectrum application for various types of EVs. We believe that EV TDP is highly integrated with the liquid cooling motor, inverter drive and gear, which in turn makes the EV TDP compact and lightweight, and optimized for system performance. Finally, we believe that the EV TDP is cost effective. The EV TDP has a low-pressure loss cooling tunnel design, integrated cooling jacket and a motor frame design.

The Company does not hold the intellectual property rights to the traction motor, all rights for which are owned by Mr. Wellen Sham, the former chief executive officer of Thunder Power, in his capacity as an individual inventor. There is no licensing agreement in place for the EV TDP between the Company and Mr. Sham.

The traction motor is demonstrated above; Thunder Power does not hold the intellectual property rights to the traction motor, all rights for which are owned by Mr. Wellen Sham in his capacity as an individual inventor. There is no licensing agreement in place between the Company and Mr. Sham for the traction motor.

The above power train is manufactured by Electric Power Technology Ltd (a Taiwanese public company, Taiwan List Co. 4529), an affiliate and one of the shareholders of Thunder Power

In addition, as mentioned below in the section under the heading ”Future Technology and Vehicle Programs”, Thunder Power may explore the potential of applying EV TDP in other commercial applications.

Intellectual Property

Thunder Power, as a holding company, does not own any patents. Patents are primarily owned by Thunder Power’s wholly owned subsidiary, TP NEV, except for the EV TDP, the patent for which is owned by Mr. Wellen Sham in his capacity as an individual inventor and patent holder. There is no licensing agreement in place between Thunder Power and TP NEV or Mr. Sham. These patents are predominantly utility patents, with a number of design patents.

Intellectual property is important to our business. Our commercial success depends on our ability to obtain, maintain and protect the intellectual property and other proprietary technology that we develop or acquire the rights to, to operate without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of others, and to prevent others from infringing, misappropriating or violating our intellectual property and proprietary rights. We expect to rely on a combination of patents, trademarks, trade secrets, know-how, continuing technological innovation, confidential information and other measures to develop and maintain our proprietary position including through personnel, contractor, consultant and third-party nondisclosure and invention assignment agreements and other contractual arrangements.

Regardless of the protective measures that we may implement to safeguard our intellectual property and proprietary technology, there is always a risk that alterations from our products or processes may provide sufficient basis for a competitor to avoid infringement claims. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and courts can reinterpret a patent’s scope after issuance. Many jurisdictions, including the United States, permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot provide any assurance that any patents will be issued from our pending or any future applications or that any current or future issued patents will adequately protect our intellectual property. For this and other risks related to our proprietary technology, inventions and improvements, please see the section under the heading “Risk Factors.”

Through TP NEV, Thunder Power is expected to have access to 154 issued U.S. patents, once it secures a licensing agreement.

We hope to develop additional intellectual property and proprietary technology as our engineering and validation activities ramp up. Technologies that we expect to have access to, through licensing agreements, and intend to invest in and develop include engineering software, drivetrain systems and controls, infotainment, cybersecurity, telematics and electrical architecture hardware and software. As we develop our technology, we will continue to build our intellectual property portfolio, including by pursuing patent and other intellectual property protection when we believe it is possible, cost-effective, beneficial, and consistent with our overall intellectual property protection strategy.

Generally, the terms of individual issued patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application, assuming the patent has not been terminally disclaimed over a commonly-owned patent or a patent naming a common inventor, or over a patent not commonly owned but that was disqualified as prior art as the result of activities undertaken within the scope of a joint research agreement. The life of a patent, and the protection it affords, is therefore limited and once the patent lives of our issued patents have expired, we may face competition, including from other competing technologies. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. The actual protection afforded by a patent may vary from country to country and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of patent term adjustments or extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. As a result, our owned patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Furthermore, we rely upon trade secrets and know-how, confidential information, unpatented technologies, continuing technological innovation and other proprietary information to develop, protect and maintain our competitive position and aspects of our business that are not amenable to, or that we do not presently consider appropriate for, patent protection and prevent competitors from reverse engineering or copying our technologies. However, the foregoing rights, technologies and information are difficult to protect. We seek to protect them by, in part, using confidentiality agreements with our personnel and consultants and any potential commercial partners and collaborators and invention assignment agreements with our personnel We also have implemented or intend to implement confidentiality agreements or invention assignment agreements with our selected consultants and any potential commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. There can be no assurance that these agreements will be self-executing or otherwise provide meaningful protection for our trade secrets or other intellectual property or proprietary information. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, personnel and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our commercial success will also depend in part on not infringing, misappropriating or otherwise violating the intellectual or proprietary rights of third parties. The issuance of third-party patents could require us to alter our development or commercial strategies, change our products or processes, obtain licenses to additional third-party patents or other intellectual property or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products or technologies may have an adverse impact on us. Given that patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the patent protection being sought by third parties and/or the priority of inventions covered by such patent applications. Moreover, we may have to participate in interference, revocation, derivation, re-examination, post-grant review, inter partes review or opposition proceedings brought by third parties or declared by the U.S. Patent and Trademark Office or an equivalent foreign body. See “Risk Factors” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.

Patents Pertaining to the Battery Pack/BMS

The U.S. patent applications of the Company’s affiliate in connection with the Battery Pack/BMS innovations include:

●	Auto-detection and Self-exclusion of Malfunctioned Battery Modules in an Electric Vehicle Battery Pack. This technology is designed to allow the user to continue driving the EV, albeit with fewer batteries and lower voltage, to reach a service center or a safer location. This, in turn, is expected to reduce the frequency of need for roadside assistance and associated maintenance costs.

●	The Communication Structure of Battery Pack. The technology collects modular data from the Battery Pack and then calculates and interprets the data, sending the results to the vehicle control unit (“VCU”). A key benefit of its innovation is the overall reduction in Control Area Network (“CAN”) data volumes and lack of interference with other subsystems, ensuring greater communication stability.

●	The Wireless Data Transmission of the EV Battery Pack in Electric Vehicles. The technology utilizes wireless technology to communicate between the Battery Pack and the VCU, charger, and maintenance center. The innovative design effectively reduces the amount of electrical wiring required and could also be beneficial to swappable battery solutions (by avoiding connector corrosion).

●	Intelligent Charge Balancing System. Typically, EVs run multiple battery cells. However, when one of the cells malfunctions, there is the potential for the entire battery pack to malfunction or underperform. Thunder Power’s innovation, through the application of independent switching circuits, detects modular imbalances and eliminates them — thereby maintaining consistent performance levels. A key benefit is that it slows Battery Pack aging and battery capacity degradation.

●	Thermal Management System (“TMS”). Thunder Power believes that its thermal management system (the “TMS”) controls the vehicle temperature in a safe and efficient manner by taking an integrated approach to create a vehicle heating, drivetrain, and temperature control unit. The key benefit of Thunder Power’s design is the reduction in vehicle weight and energy requirements that contribute to its extended driving range.

Unlike an internal combustion engine (“ICE”), an EV uses electricity from batteries as a power source. As a result, additional heaters and chillers are required to better control the vehicle temperature in operation and provide cabin comfort. The downside of heating and cooling devices within conventional EVs is their power consumption. TMS to heat or cool, can use up to 50% of all stored battery energy. As a result, an EV’s TMS is critical to both driving range and energy efficiency. The Company intends to use a proprietary integrated thermal management system that is responsible for controlling heating, ventilation, and air conditioning, as well as drivetrain temperature and battery temperature.

By regulating the operating temperature of the vehicle, this technology increases the lifespan of sub-systems, including the Battery Pack. Moreover, through what the Company believes to be an efficient heating circuit design, dissipated heat from the electric power train, battery system, or other electrical device can be recaptured and used for cabin heating. The system is also intended to include environmental temperature monitoring, which can determine the need to switch to different circulation loops to ensure optimal performance or activate pre-heating functionality when operating in cold climates (crucial to Battery Pack functionality).

Patents Pertaining to the Thermal Management System (“TMS”)

Thunder Power’s affiliate has filed U.S. patent applications for several innovations in connection with the TMS which seek to reduce energy consumption and allow for an extended range to the EVs. Patents include:

●	Series and Parallel Structure of Thermal Management System for Cabin Heater

●	Parallel Structure of Thermal Management System for Cabin Heater

●	Radiator and AC heat Exchanger Airflow System

●	Double-way Coolant Pipe for Battery Cooling Loop.

Battery Pack/BMS and TMS Patent list

The following is a list of material patents currently expected to be used by Thunder Power:

PATENT NO.	TITLE	COUNTRY	FUNCTION	TYPE	EXPIRATION
10,703,211	BATTERY PACK, BATTERY CHARGING STATION, AND CHARGING METHOD	US	Battery Pack/BMS	Utility	3/2/2036
9,499,067	POWER MANAGEMENT IN ELECTRIC VEHICLES	US	Battery Pack/BMS	Utility	6/23/2035
9,716,392	BATTERY PACK AND CONNECTING CIRCUITS OF BATTERY MODULES	US	Battery Pack/BMS	Utility	10/14/2035
9,783,020	BATTERY PACK, BATTERY CHARGING STATION, AND CHARGING METHOD	US	Battery Pack/BMS	Utility	6/23/2035
10,312,558	BATTERY PACKAGING AND INSERT MOLDING FOR ELECTRIC VEHICLES	US	Battery Pack/BMS	Utility	12/20/2036
9,865,905	BATTERY COOLANT LOOP PAD FOR ELECTRIC VEHICLES	US	Battery Pack/BMS	Utility	7/13/2036
10,144,304	POWER MANAGEMENT IN ELECTRIC VEHICLES	US	Battery Pack/BMS	Utility	6/23/2035
10,700,335	BATTERY SYSTEM HOUSING WITH INTERNAL BUSBAR	US	Battery Pack/BMS	Utility	4/28/2037
10,164,225	BATTERY SYSTEM HOUSING WITH BUSBAR GRID FIXATION	US	Battery Pack/BMS	Utility	3/24/2037
10,396,410	BATTERY SYSTEM HOUSING WITH INTERNAL BUSBAR	US	Battery Pack/BMS	Utility	7/3/2037
10,103,414	BATTERY SYSTEM ASSEMBLY PROCESS AND BATTERY SYSTEM ASSEMBLY	US	Battery Pack/BMS	Utility	3/24/2037
10,347,888	BATTERY SYSTEM HOUSING WITH UNDERSIDE ARMOR	US	Battery Pack/BMS	Utility	3/24/2037
10,403,943	BATTERY SYSTEM	US	Battery Pack/BMS	Utility	8/11/2037
10,027,001	BATTERY SYSTEM	US	Battery Pack/BMS	Utility	8/11/2037
10,723,230	INTELLIGENT VEHICLE CHARGING	US	Battery Pack/BMS	Utility	8/11/2037
10,298,061	WIRELESS VEHICLE RECHARGING SYSTEM	US	Battery Pack/BMS	Utility	8/11/2037
10,118,504	BATTERY SYSTEM HOUSING WITH FASTENER	US	Battery Pack/BMS	Utility	3/24/2037
9,755,202	BATTERY PACK OF ELECTRIC VEHICLE, ELECTRIC VEHICLE CHASSIS AND METHOD FOR REPLACING BATTERY MODULES	US	Battery Pack/BMS	Utility	1/26/2036
10,227,010	POWER MANAGEMENT IN ELECTRIC VEHICLES	US	Battery Pack/BMS	Utility	6/23/2035
10,044,012	BATTERY PACK OF ELECTRIC VEHICLE, ELECTRIC VEHICLE CHASSIS AND METHOD FOR REPLACING BATTERY MODULES	US	Battery Pack/BMS	Utility	1/26/2036
9,991,484	BATTERY PACK OF ELECTRIC VEHICLE, ELECTRIC VEHICLE CHASSIS AND METHOD FOR REPLACING BATTERY MODULES	US	Battery Pack/BMS	Utility	1/26/2036
10,084,175	BATTERY SYSTEM ASSEMBLY PRESS AND PROCESS OF MANUFACTURING A BATTERY SYSTEM ASSEMBLY	US	Battery Pack/BMS	Utility	3/24/2037
10,744,845	BATTERY PACK, BATTERY CHARGING STATION, AND CHARGING METHOD	US	Battery Pack/BMS	Utility	6/28/2036
10,665,914	BATTERY SYSTEM HOUSING WITH INTEGRATED COOLING PIPE	US	Battery Pack/BMS	Utility	3/24/2037
10,312,559	BATTERY SYSTEM	US	Battery Pack/BMS	Utility	8/11/2037
10,625,615	BATTERY MANAGEMENT SYSTEM	US	Battery Pack/BMS	Utility	2/3/2037

10,784,487	INTEGRATED BUSBAR AND BATTERY CONNECTION FOR ELECTRIC VEHICLE BATTERY PACKS	US	Battery Pack/BMS	Utility	1/20/2037
9,533,551	ELECTRIC VEHICLE THERMAL MANAGEMENT SYSTEM WITH SERIES AND PARALLEL STRUCTURE	US	TMS	Utility	8/3/2035
9,991,484	BATTERY PACK OF ELECTRIC VEHICLE, ELECTRIC VEHICLE CHASSIS AND METHOD FOR REPLACING BATTERY MODULES	US	Battery Pack/BMS	Utility	1/26/2036
10,084,175	BATTERY SYSTEM ASSEMBLY PRESS AND PROCESS OF MANUFACTURING A BATTERY SYSTEM ASSEMBLY	US	Battery Pack/BMS	Utility	3/24/2037
10,744,845	BATTERY PACK, BATTERY CHARGING STATION, AND CHARGING METHOD	US	Battery Pack/BMS	Utility	6/28/2036
10,665,914	BATTERY SYSTEM HOUSING WITH INTEGRATED COOLING PIPE	US	Battery Pack/BMS	Utility	3/24/2037
10,312,559	BATTERY SYSTEM	US	Battery Pack/BMS	Utility	8/11/2037
10,625,615	BATTERY MANAGEMENT SYSTEM	US	Battery Pack/BMS	Utility	2/3/2037
10,784,487	INTEGRATED BUSBAR AND BATTERY CONNECTION FOR ELECTRIC VEHICLE BATTERY PACKS	US	Battery Pack/BMS	Utility	1/20/2037
9,533,551	ELECTRIC VEHICLE THERMAL MANAGEMENT SYSTEM WITH SERIES AND PARALLEL STRUCTURE	US	TMS	Utility	8/3/2035
10,035,401	BATTERY SYSTEM WITH HEAT EXCHANGE DEVICE	US	TMS	Utility	8/10/2035
10,347,955	BATTERY SYSTEM WITH HEAT EXCHANGE DEVICE	US	TMS	Utility	3/28/2036
9,707,822	ELECTRIC VEHICLE THERMAL MANAGEMENT SYSTEM	US	TMS	Utility	8/3/2035
9,809,082	ELECTRIC VEHICLE THERMAL MANAGEMENT SYSTEM WITH SERIES AND PARALLEL STRUCTURE	US	TMS	Utility	8/3/2035
9,802,460	ELECTRIC VEHICLE THERMAL MANAGEMENT SYSTEM WITH SERIES AND PARALLEL STRUCTURE	US	TMS	Utility	8/3/2035
10,516,191	METHODS AND SYSTEMS FOR BUSBAR COOLING	US	TMS	Utility	8/11/2037
9,882,253	COOLED BUSBARS AND PLATE	US	TMS	Utility	8/11/2037
10,035,402	THERMAL DISSIPATION SYSTEM OF AN ELECTRIC VEHICLE	US	TMS	Utility	9/1/2035
9,895,954	THERMAL DISSIPATION SYSTEM OF AN ELECTRIC VEHICLE	US	TMS	Utility	9/1/2035
10,272,736	ELECTRIC VEHICLE THERMAL MANAGEMENT SYSTEM	US	TMS	Utility	8/3/2035
10,173,496	VEHICLE RADIATOR V TYPE LAYOUT	US	TMS	Utility	12/21/2035
10,343,484	ELECTRIC VEHICLE THERMAL MANAGEMENT SYSTEM WITH SERIES AND PARALLEL STRUCTURE	US	TMS	Utility	8/3/2035
10,525,787	ELECTRIC VEHICLE THERMAL MANAGEMENT SYSTEM WITH SERIES AND PARALLEL STRUCTURE	US	TMS	Utility	1/13/2036
10,734,692	BATTERY COOLANT LOOP PAD FOR ELECTRIC VEHICLES	US	TMS	Utility	9/1/2036
10,566,666	COOLED BUSBARS AND PLATE	US	TMS	Utility	8/11/2037
10,173,518	THERMAL DISSIPATION SYSTEM OF AN ELECTRIC VEHICLE	US	TMS	Utility	9/1/2035
10,406,888	ELECTRIC VEHICLE THERMAL MANAGEMENT SYSTEM	US	TMS	Utility	8/3/2035

Micro Lens Array Lighting

The Company intends to leverage Intelligent Micro Lens Array headlights created and engineered by its affiliate, which are expected to provide a homogeneous and luminant light source.

 Showroom rendering (source from Thunder Power):

Facilities and Production

In alignment with the our focus on efficiency and scalability, we expect to conduct all short- and medium-term vehicle production through outsourcing partnerships with established manufacturing facilities. This approach enables the Company to leverage the expertise, resources, and infrastructure of its production partners, ensuring high-quality manufacturing standards while maintaining flexibility to scale operations in response to market demand.

For the longer term, Thunder Power retains the option to transition to insourced production. This potential shift will be carefully evaluated based on market conditions, production volumes, and cost efficiencies, with the goal of enhancing operational control and capturing additional value across the manufacturing process. This dual approach ensures that the Company remains agile and competitive while maintaining the ability to adapt its production strategy to evolving business needs and industry dynamics..

Funding and Revenue

Thunder Power is a pre-revenue company and has not generated any revenue from the sales of its vehicles. We expect to generate revenue from the sale of our EV Models, the sale and/or licensing of our technologies, and from any future research and development services that we may provide.

Go-To-Market Strategy

Thunder Power plans to establish a comprehensive and well-structured network of dealer partners, designed to provide both sales and after-sales service, ensuring a seamless and reliable customer experience. These dealer partners will serve as key touchpoints for customers, offering personalized support, product education, and maintenance solutions to uphold the brand’s commitment to quality and customer satisfaction. This traditional dealership model will be complemented by centrally coordinated marketing initiatives, aimed at driving brand visibility and delivering consistent messaging across all markets. Furthermore, to cater to evolving consumer preferences and the growing demand for convenience, Thunder Power will also provide customers with the option to order vehicles directly through its online platform. This dual-channel approach allows the Company to reach a broader audience, offering the flexibility to engage with the brand in a manner that best suits individual preferences, whether through in-person interactions at dealerships or the convenience of digital commerce.

Competition

Thunder Power anticipates that it will face competition from both traditional automotive original equipment manufacturer (“OEMs”) and an increasing number of newer companies focused on electric and other alternative fuel vehicles. Thunder Power expects this competition to increase, particularly as the transportation sector continues to shift towards low-emission, zero-emission or carbon neutral solutions.

Any of the Company’s future vehicles are expected to compete with both traditional luxury internal combustion vehicles from established automotive OEMs and electric and other alternative fuel vehicles from both new manufacturers and established automotive OEMs, many of which have entered or have announced plans to enter the alternative fuel and EV market. Many major automobile manufacturers, including luxury automobile manufacturers, have EVs available today, and other current and prospective automobile manufacturers are also developing EVs. In addition, numerous manufacturers offer hybrid vehicles, including plug-in versions, with which Thunder Power’s vehicles will also compete.

Thunder Power believes the primary competitive factors on which it will compete include, but are not limited to:

●	product quality, reliability and safety;

●	range, efficiency and charging speeds;

●	product performance;

●	technological innovation, including with respect to AD/ADAS features;

●	access to charging options;

●	design, styling and luxury;

●	service options and customer experience;

●	management team experience at bringing electric vehicles and other disruptive technologies to market;

●	manufacturing efficiency;

●	brand recognition and prestige; and

●	product price.

Thunder Power believes that it is favorably positioned to compete on the basis of these factors. However, many of Thunder Power’s current and potential competitors have substantially greater financial, technical, manufacturing, marketing and other resources than Thunder Power. Thunder Power’s competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their products. Additionally, many of Thunder Power’s competitors also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other tangible and intangible resources that exceed Thunder Power’s. Furthermore, many of Thunder Power’s competitors operate with a traditional sales and dealer distribution model for vehicles that may be viewed more favorably by potential customers. These competitors also compete with Thunder Power in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, Thunder Power’s products. Additional mergers and acquisitions in the EV and luxury automotive markets may result in even more resources being concentrated in Thunder Power’s competitors.

Government Regulations and Credits

Environmental Regulations

(i)	At the U.S. Federal level:

In 2012 the Environmental Protection Agency (“EPA”) adopted greenhouse gas emissions (GHG) standards for light duty vehicles produced in model years 2017 – 2025 (Control of Air Pollution from Motor Vehicles: Tier 3 Motor Vehicle Emission and Fuel Standards, 79 FR 23414 (Apr. 28, 2014)). In 2020 (The Safer Affordable Fuel-Efficient (SAFE) Vehicles Rule for Model Years 2021-2026 Passenger Cars and Light Vehicles, 85 FR 24174 (Apr. 30, 2020)) and 2021 (Revised 2023 and Later Model Year Light-Duty Vehicle Greenhouse Gas Emissions Standards, 86 FR 74434 (Dec. 30, 2021), the EPA revised and made more stringent its GHG standards and proposed and finalized a rulemaking (the “2021 rulemaking”), respectively, for model years 2023 – 2026 light-duty passenger cars. Thunder Power’s production schedule starting in 2025 and covering 2026 will subjected to these more stringent GHG standards.

On April 22, 2021, the Biden-Harris Administration announced a 50 to 52 percent target reduction from 2005 levels in GHGs by 2030, representing the U.S. Nationally Determined Contribution (NDC) under the Paris Agreement. This announcement was followed by Executive Order 14037 on August 5, 2021 (“Strengthening American Leadership in Clean Cars and Trucks”) reinforcing the goal of at least a 50 percent GHG reductions from new zero-emission vehicles sales by 2030. In addition, in 2021 and 2022, respectively, Congress passed the Infrastructure Investment and Jobs Act (Pub. Law 117-58, Bipartisan Infrastructure Law) and the Inflation Reduction Act (Pub. Law 117-169) providing significant government-wide funding and support for GHG reductions, including funding for component technology and infrastructure for the manufacture, sales and use of electric vehicles.

In 2023, the EPA under its Clean Air Act (CAA) authority proposed new rules for light-duty vehicles with model years 2027 – 2032, specifically “off-cycle and air conditioning credits, treatment of upstream emissions associated with zero-emission vehicles and plug-in hybrid electric vehicles in compliance calculations, medium-duty vehicle incentive multipliers, vehicle certification and compliance, new standards to control refueling emissions from incomplete medium-duty vehicles, battery durability and warranty requirements for light-duty and medium-duty plug-in vehicles and minor amendments to requirements for aftermarket fuel conversions, importing vehicles and engines, evaporative emission test procedures, and test fuel specifications for measuring fuel economy.” (Multi-Pollutant Emissions Standards for Model Years 2027 and Later Light-Duty and Medium-Duty Vehicles, 88 Fed. Reg. 29184, Proposed Rule (May 5, 2023)) Any EVs Thunder Power, as a light-duty vehicle manufacturer (manufacturing vehicles between 8,501 and 14,000 pounds gross vehicle weight rating (GVWR)), produces in 2027 to 2032 would be subjected to any final rules.

In addition, during production periods from 2025 to 2032, Thunder Power would have to comply with two separate EPA rules on GHG reduction standards.

(ii)	At the U.S. state level:

California: The 2022 Advanced Clean Cars II rule requires all new light-duty vehicles sold in the state of California to be zero-emission vehicles by 2035. (Id. at 29188, note 14, citing to the California Air Resources Board “California moves to accelerate to 100% new zero-emission vehicle sales by 2035.” Also, Id. note 15, citing the State of California Office of the Governor, “Governor Newsom Announces California Will Phase Out Gasoline-Powered Cars & Drastically Reduce Demand for Fossil Fuel in California’s Fight Against Climate Change”).

New York: In 2021, in advance of Climate Week 2021, New York Governor Hochul signed Legislation (A.4302/A.2758) requiring all new light-duty vehicles sold in the state of New York to be zero-emission vehicles by 2035. (Id. note 17, citing Governor of New York Press Office, “In Advance of Climate Week 2021, Governor Hochul Announces New Actions to Make New York’s Transportation Sector Greener, Reduce Climate-Altering Emissions”).

Massachusetts: Though not finalized, in 2022 the state of Massachusetts announced that it may ban sale of all new gas-powered vehicles by 2035. (Id. note 18, citing Boston.com, “Following California’s lead, state will likely ban all sales of new gas-powered cars by 2035.”).

Washington: Also in 2022, the Department of Ecology in the State of Washington issued a press release regarding its plan to require 100% of new passenger cars and trucks to run on zero-emission technology by 2035. (Id. note 20, citing Washington Department of Ecology “Washington sets path to phase out gas vehicles by 2035.”).

Other States: In 2022, the Associated Press (“AP”) reported that 17 states may follow California’s rule to require all new cars, pickups and SUVs to be electric or hydrogen powered by 2035. According to the AP article “under the EPA’s Clean Air Act, states must abide by the federal governments standard vehicle emissions standards unless they at least partially opt to follow California’s stricter requirements.” (Id. note 21, citing Associated Press, “17 states weigh adopting California’s electric car mandate”). States such as Virginia, Minnesota, Colorado and Pennsylvania are unsure to follow California’s new laws citing climate differences and wanting to give consumers options.

(iii)	Globally:

International Zero-Emission Vehicle Alliance:  In November 2021, ZEV announced that by 2035 its members will move to all ZEV sales. (Id.) ZEV members are Baden-Württemberg, British Columbia, California, Canada, Chile, Connecticut, Costa Rica, Germany, Maryland, Massachusetts, Netherlands, New Jersey, New York, Norway, Oregon, Québec, Rhode Island, United Kingdom, Vermont, and Washington.

According to the EPA, “at least 20 countries, as well as numerous local jurisdictions, have announced targets for shifting all new passenger car sales to zero-emission vehicles in the coming years, including Norway (2025); Austria, the Netherlands, Denmark, Iceland, India, Ireland, Israel, Scotland, Singapore, Sweden, and Slovenia (2030); Canada, Chile, Germany, Thailand, and the United Kingdom (2035); and France, Spain, and Sri Lanka (2040).” (Id. note 23, citing Environmental and Climate Change Canada, “Achieving a Zero-Emission Future for Light-Duty Vehicles: Stakeholder Engagement Discussion Document December 17”).

Emissions Credits

In January 2023, Tesla reported sales of carbon offset credits or carbon allowances to other manufacturers who failed to meet the emissions standards set by the California Air Resources board (CARB) of USD 1.78 billion. (Carbon Credits, Jennifer L., Tesla Carbon Credit Sales Reach Record $1.78 Billion in 2022, Jan. 27, 2023, available at https://carboncredits.com/tesla-carbon-credit-sales-reach-record-1-78-billion-in-2022).

Thunder Power expects to earn carbon offset credits and other regulatory credits that it will sell to other manufacturers from its manufacture, sale, and/or registration of Zero Emission Vehicles (“ZEVs”). In addition, Thunder Power anticipated that it will be able to sell ZEV credits in up to 12 Section 177 States such as California, Connecticut, Delaware, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington. Thunder Power may also expect to earn and sell U.S. Department of Transportation’s Corporate Average Fuel Economy (“CAFÉ”) credits, EPA’s greenhouse gas credits and credits earned or saleable in other North American regions, UK, Europe, and Asia.

EPA Emissions and Certificate of Conformity

The U.S. Clean Air Act requires that Thunder Power obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board (“CARB”) certifying that its vehicles comply with applicable emissions requirements. A Certificate of Conformity is required for vehicles sold in the United States, and an Executive Order from the CARB is required for vehicles sold in states that have adopted California standards. CARB sets the California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California. States that have adopted the California standards as approved by EPA also recognize the CARB Executive Order for sales of vehicles. In addition to California, there are 13 other states that have either adopted or are in the process of adopting the stricter California standards, including New York, Massachusetts, Vermont, Maine, Pennsylvania, Connecticut, Rhode Island, Washington, Oregon, New Jersey, Maryland, Delaware and Colorado.

Although the Thunder Power vehicles will have zero emissions, Thunder Power is required to seek an EPA Certificate of Conformity and, for vehicles sold in California or any of the other 13 states that have adopted the stricter California standards, a CARB Executive Order.

Vehicle Safety and Testing

Thunder Power’s vehicles will be subject to, and will be required to comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable U.S. Federal Motor Vehicle Safety Standards (“FMVSS”). Thunder Power intends that its family of EVs will fully comply with all applicable FMVSSs without the need for any exemptions, and we expect future Thunder Power’s EVs to either fully comply or comply with limited exemptions related to new technologies. Additionally, there are regulatory changes being considered for several FMVSSs, and while Thunder Power anticipates compliance, there is no assurance that Thunder Power will comply with such changes under the final versions as enacted.

As a U.S.-based manufacturer, Thunder Power must self-certify that its EVs meet all applicable FMVSS, as well as the NHTSA bumper standard, or otherwise are exempt, before its EVs can be sold in the United States. Numerous FMVSS will apply to Thunder Power’s EVs, such as crash-worthiness requirements, crash avoidance requirements and EV-specific requirements. Thunder Power will also be required to comply with other federal laws and regulations administered by NHTSA, including, among other things, ensuring its EVs do not contain defects related to motor vehicle safety, recall requirements, the Corporate Average Fuel (CAFE) standards, Theft Prevention Act requirements, consumer information labeling requirements, reporting required notices, bulletins and other communications, Early Warning Information reporting, foreign recall reporting and owner’s manual requirements.

The Automobile Information and Disclosure Act requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, this law allows inclusion of city and highway fuel economy ratings, as determined by the U.S. Environmental Protection Agency (EPA), as well as crash test ratings as determined by NHTSA if such tests are conducted.

Thunder Power intends to bring production in Europe and then expand its offerings within the U.S. and outside of the U.S., and in connection with such expansion its EVs will be subject to foreign safety, environmental and other regulations. Many of those regulations are different from those applicable in the U.S. and may require redesign and/or retesting. For example, the European Union (“E.U.”) has established new approval and oversight rules requiring that a national authority certify compliance with heightened safety rules, emissions limits and production requirements before vehicles can be sold in each E.U. member state, the initial of which rules were rolled out on September 1, 2020. There is also regulatory uncertainty regarding how these rules will impact sales in the United Kingdom given its withdrawal from the E.U. These changes could impact the rollout of new vehicle features in Europe.

In addition to the various territorial legal requirements Thunder Power is obligated to meet, Thunder Power’s family of EVs is engineered with the expectation that it will deliver overall five-star performance in the two main voluntary vehicle safety performance assessment programs, the U.S. New Car Assessment Program (“NCAP”) and the European New Car Assessment Programme (“Euro NCAP”). Five-star is the maximum attainable score. These independent organizations have introduced a number of additional safety related tests aimed at improving the safety of passenger vehicles, both for occupants and pedestrians involved in collisions with vehicles. Some of these tests are derived from legal requirements, such as side impact, but have higher performance requirements. Others are unique to the programs. Areas covered by these tests in 2020 included:

●	Mobile Progressive Deformable Barrier;

●	Full Width Rigid Barrier;.

●	Mobile Side Impact Barrier;

●	Side Pole;

●	Far Side Impact;

●	Whiplash;

●	Vulnerable Road Users (Pedestrians and Cyclists);

●	Safety Assist; and

●	Rescue and Extrication

Automobile Manufacturer and Dealer Regulation

In the United States, state laws regulate the manufacture, distribution, sale and service of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to residents. Certain states do not permit automobile manufacturers to be licensed as dealers or to act in the capacity of a dealer, or otherwise restrict a manufacturer’s ability to deliver or service vehicles. To sell vehicles to residents of states where Thunder Power is not licensed as a dealer, Thunder Power expects to conduct the transfer of title out of the state. In certain such states, Thunder Power expects to open studios that serve an educational purpose and where the title transfer may not occur.

Some automobile dealer trade associations may challenge the legality of Thunder Power’s operations and direct selling operations by OEMs in court and may use administrative and legislative processes to attempt to prohibit or limit such OEMs’ ability to operate existing stores or expand to new locations. Certain dealer associations may also actively lobbied state licensing agencies and legislators to interpret existing laws or enact new laws in ways not favorable to Thunder Power’s planned direct sales and service model. Thunder Power expects dealer trade associations to continue to lobby state licensing agencies and legislators to interpret existing laws or enact new laws in ways not favorable to its business model; however, Thunder Power intends to oppose such efforts to limit its ability to operate and intends to proactively support legislation that enables its business model.

Should Thunder Power not be allowed to develop relationships with the largest multi-brand and high-end brand dealers in the U.S. it would be difficult for it as a newcomer to the U.S. EV market to gain a foothold in the U.S. Thunder Power recognizes that its best strategy for market penetration is to align itself with a U.S. dealership network, especially for sale of the Coupe, and the eventual servicing of its family of EVs.

Battery Safety and Testing Regulation

Thunder Power’s battery packs are designed to conform to mandatory regulations that govern transport of “dangerous goods,” defined to include lithium-ion batteries, which may present a risk in transportation. The governing regulations, which are issued by the Pipeline and Hazardous Materials Safety Administration, are based on the United Nation (“U.N.”) Recommendations on the Safe Transport of Dangerous Goods Model Regulations and related U.N. Manual Tests and Criteria. The regulations vary by mode of shipping transportation, such as by ocean vessel, rail, truck or air. Prior to launch, Thunder Power plans to complete all applicable transportation tests for its battery packs, demonstrating its compliance with applicable regulations. Thunder Power intends to use lithium-ion cells in the high voltage battery packs in its EVs. The use, storage and disposal of battery packs is regulated under federal law. Thunder Power’s battery packs are intended to meet the applicable compliance requirements of the UN Manual of Tests and Criteria demonstrating its ability to ship battery packs by any method. These tests include:

●	Altitude simulation — simulating air transport;

●	Thermal cycling — assessing cell and battery seal integrity;

●	Vibration — simulating vibration during transport;

●	Shock — simulating possible impacts during transport;

●	External short circuit — simulating an external short circuit; and

●	Overcharge — evaluating the ability of a rechargeable battery to withstand overcharging.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees and Human Capital Resources

As of December 31, 2024, we had 2 full-time employees. None of our employees are represented by a labor union or party to a collective bargaining agreement.

Our human capital objectives include retaining and incentivizing existing employees and recruiting and integrating new employees. The principal purposes of our compensation program, including our equity incentive plans, are to attract, retain and appropriately motivate employees, consultants and directors through the granting of stock-based compensation awards and cash-based bonus awards.

Corporate Information

Our corporate office is located at 221 W 9th St #848, Wilmington, DE 19801 and its telephone number is (909) 214-2482. Our telephone number is (909) 214-2482. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

You should consider carefully the following risk factors, as well as the other information set forth in this report, including our consolidated financial statements and the notes thereto. The following discussion of risk factors includes forward-looking statements and our actual results may differ substantially from those discussed in such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” The disclosures of a risk should not be interpreted to imply that such risk has not already materialized. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business, financial condition, results of operations and cash flows. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects.

Risks Related to Thunder Power’s Business and Industry

Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.

We are an early-stage company with a limited operating history, operating in a rapidly evolving and highly regulated market. Furthermore, we have not released any commercially available product, and we have no experience manufacturing or selling a commercial product at scale. Because we have not generated revenue, and as a result of the capital-intensive nature of our business, we expect to continue to incur substantial operating losses for the foreseeable future.

We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by early-stage companies in rapidly changing markets, including risks relating to our ability to, among other things:

●	hire, integrate and retain professional and technical talent, including key members of management;

●	continue to make significant investments in research, development, manufacturing, marketing and sales;

●	successfully obtain, maintain, protect and enforce our intellectual property and defend against claims of intellectual property infringement, misappropriation or other violation;

●	build a well-recognized and respected brand;

●	establish, refine and scale our commercial manufacturing capabilities and distribution infrastructure;

●	establish and maintain satisfactory arrangements with third-party suppliers;

●	establish and expand a customer base;

●	navigate an evolving and complex regulatory environment;

●	anticipate and adapt to changing market conditions, including consumer demand for certain vehicle types, models or trim levels, technological developments and changes in competitive landscape; and

●	successfully design, build, manufacture and market new variants and models of electric vehicles.

You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. There are no assurances that we will be able to secure future business with potential customers. As an early stage company, it is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. Our performance and expectations depend on the successful implementation of management’s growth strategies and are based on assumptions and events over which we have only partial or no control, including, but not limited to, adverse economic conditions, regulatory developments, our ability to finance our contemplated operations, difficulties in engineering, delays in designs or materials provided by the customer or a third party, equipment and materials delivery delays, schedule changes, customer scope changes, delays related to obtaining regulatory permits and rights-of-way, inability to find adequate sources of labor in the locations where we are building new plants, weather-related delays, delays by customers’ contractors in completing their portion of a project, technical or transportation difficulties, cost overruns, supply difficulties, geopolitical risks and other factors. The assumptions underlying our expectations require the exercise of judgment and may not occur, and the expectations are subject to uncertainty due to the effects of economic, business, competitive, regulatory, legislative, and political or other changes.

The success of our business may depend on attracting prospective customers and retaining sufficient capital to commence mass production. If we are unable to do so, we may not be able to achieve profitability.

We currently do not have any customers that our business depends upon, and our success depends, in large part, on attracting prospective customers and retaining sufficient capital to commence mass production. We expect to incur significant and sustained marketing expenses to attract prospective customers. In addition, if our prospective customers perceive our vehicles and services as lacking in quality, value, cost competitiveness with vehicles from other manufacturers, performance or aesthetic appeal, we may not be able to attract customers. If, for any of these reasons, we are unable to attract, or to build and maintain a strong customer base, our business, prospects, financial condition, results of operations, and cash flows may be materially harmed.

If we fail to implement our business strategy, our financial condition and results of operations could be adversely affected. Our future financial performance and success depend in large part on our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to improve our operating results. In particular, we cannot assure you that we will successfully negotiate and sign contracts with customers and suppliers nor can we assure you that we will be able to successfully execute our contracts if signed. Implementation of our business strategy may be impacted by factors outside of our control, including competition, price fluctuations, industry, legal and regulatory changes or developments and general economic and political conditions. Any failure to successfully implement our business strategy could adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

We have incurred net losses each year since our inception and expect to incur increasing expenses and substantial losses for the foreseeable future.

We have no operating history in the electric vehicle market and have never generated revenue from product sales. Since inception, we have incurred significant net losses. We anticipate our losses will increase substantially as we:

●	Continue designing and developing our vehicles

●	Establish manufacturing capabilities

●	Build our brand and marketing operations

●	Develop our distribution infrastructure

●	Invest in research and development

Given the significant capital required to bring our products to market, we expect to continue incurring substantial losses for the foreseeable future. There is no assurance that we will ever achieve or sustain profitability. Our lack of operating history in a highly competitive and rapidly evolving industry makes evaluating our business and future prospects difficult. We face all the risks and uncertainties of an early-stage company in a complex, capital-intensive industry. If we fail to successfully address these risks and uncertainties, our business, financial condition, and results of operations will be materially harmed.

If our product development or commercialization of vehicles is delayed, our costs and expenses may be significantly higher than we currently expect. Because we will incur the costs and expenses from these efforts before we receive any incremental revenues with respect thereto, we expect our losses in future periods will be significant.

Our business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

Investors should be aware of the difficulties normally encountered by an early stage enterprise, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, we can be expected to continue to sustain substantial operating expenses and may not generate sufficient revenues to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.

We may have difficulty managing growth in our business, which could have a material adverse effect on our business, financial condition and results of operations and our ability to execute its business plan in a timely fashion.

Because of our small size, growth in accordance with our business plans, if achieved, may place a significant strain on our financial, technical, operational and management resources. If we expand our activities, developments and production, and increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

We intend to hire a significant number of additional personnel, including design and manufacturing personnel and service technicians for our vehicles. Because our vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training the personnel we do hire. Competition for individuals with experience designing, engineering, manufacturing and servicing electric vehicles is intense, and we may not be able to identify, attract, integrate, train, motivate or retain additional highly qualified personnel in the future. The failure to identify, attract, integrate, train, motivate and retain these additional personnel could seriously harm our business and prospects. If we are unable to grant equity awards, or if we are forced to reduce the value of equity awards we grant due to shortage of shares available for issuance under our 2024 Omnibus Equity Inventive Plan, we may not be able to attract, hire and retain the personnel necessary for our business, which would have a material adverse effect on our business, prospects financial condition and results of operations.

In addition, we have no experience in mass manufacturing our vehicles. We cannot assure our investors that we will be able to develop efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market our vehicles. Any failure to develop such manufacturing processes and capabilities within our projected costs and timelines could stunt our future growth and impair our ability to produce, market, service and sell or lease our vehicles successfully. In addition, our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. If any key personnel were to terminate their employment with us, such termination would likely increase the difficulty of managing our future growth and heighten the foregoing risks. If we fail to manage our growth effectively, such failure could result in negative publicity and damage to our brand and have a material adverse effect on our business, prospects, financial condition and results of operations.

The proceeds received in the Business Combination will only fund operations for a limited time and we will need to obtain additional financing to continue operations and execute our business plans. If we are unable to obtain such financing, we may be unable to complete the development and commercialization of our products and services.

Our operations have consumed substantial amounts of cash since inception. The net losses of Thunder Power Holdings Limited were $2.50 and $1.82 million for the years ended December 31, 2024 and 2023, respectively. We anticipate that our future cash requirements will continue to be significant and we will need to obtain additional financing beyond that being provided by the Business Combination to implement our business plan as described in this prospectus. Specifically, we may need to raise additional funds to complete the research and development, testing, manufacturing, marketing, and shipping of our vehicles, as well as to support the continued research and development of our vehicles and the development of other models, and to build contingencies for unforeseen events. Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of the rights of the stockholders of the Company upon the closing thereof. Additional funds may not be available when we need them, on terms attractive to us, or at all.

If adequate funds are not available on a timely basis, we may be required to curtail the development of our technology, products or services, or materially delay, curtail, reduce or terminate our research and development and commercialization activities. We could be forced to sell or dispose of our rights or assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, financial condition, results of operation and prospects, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

Thunder Power’s management has limited experience in operating a public company.

Thunder Power’s management has limited experience in the management of a publicly traded company. Thunder Power’s management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under U.S. federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the post-combination company. Thunder Power may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the U.S. Any fault in Thunder Power’s finance and accounting systems could impact its ability or prevent it from timely reporting its operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The development and implementation of the standards and controls necessary for Thunder Power to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that Thunder Power will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods.

We are actively negotiating with our affiliates to license the intellectual property and technology rights at the core of our business plan, and our inability to obtain and maintain these licenses could materially affect our business, financial condition, and operating results.

Our entire business model depends on intellectual property we do not own. We are actively negotiating with our affiliates to license critical intellectual property and technology rights that form the core of our business plan. As of the date of this prospectus, we have not secured any licensing agreements. If we fail to obtain these licenses on favorable terms, or at all, our ability to develop, manufacture, and sell our products would be severely compromised, potentially rendering our business model unviable. Even if we secure these licenses, we may face challenges in maintaining them, or the licenses may be terminated, significantly impacting our operations. Our lack of direct ownership of key patents and technologies exposes us to substantial risk and uncertainty regarding our ability to execute our business strategy.

If we are unable to maintain our planned license agreements, our ability to continue developing, designing, manufacturing, distributing, and selling our products would be limited and may require us to stop operations entirely. If any such future license agreement is terminated for any reason, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner, if at all, and may require us to use alternative technology of lower quality or performance standards. This would, in turn, limit, delay or disrupt our ability to offer new or competitive products and could also increase our costs, which would adversely affect our margins, market share, business, financial condition, and operating results.

The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.

As a public company, we are subject to the ongoing reporting requirements of the Exchange Act and Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls over financial reporting. As a result, we have and expect to continue to incur significant legal, accounting, and other expenses that Thunder Power did not incur prior to the Business Combination. For example, these rules and regulations may make it more difficult or more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Additionally, our officers and many of our other employees may need to devote substantial time and attention to regulatory compliance which may divert their time and attention from our business operations.

The inability to attract and retain qualified personnel may adversely impact our business.

If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market or sell our products or successfully manage our business. We are dependent upon a highly skilled, experienced and efficient workforce to be successful. The inability to attract and hire qualified individuals or the loss of key employees in very skilled areas could have a negative effect on our financial results.

Uninsured losses could result in payment of substantial damages, which would decrease our cash reserves and could harm our cash flow and financial condition.

In the ordinary course of business, we may be subject to losses resulting from product liability, accidents, acts of God and other claims against us, for which we may have no insurance coverage. While we currently carry insurance that is customary for our size and operations, we may not maintain as much insurance coverage as other original equipment manufacturers do, and in some cases, we may not maintain any at all. Additionally, the policies that we have may include significant deductibles, and we cannot be certain that our insurance coverage will be sufficient to cover all or any future claims against us. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and results of operations. Further, insurance coverage may not continue to be available to us or, if available, may be at a significantly higher cost, especially if insurance providers perceive any increase in our risk profile in the future.

Our strategy to outsource various elements of the products and services we sell may subject us to the business risks of our future third-party service providers, which could have a material adverse impact on our operations.

In areas where we will depend on third-party service providers for retail product distribution and full-service networks, we will be subject to the risk of customer dissatisfaction with the quality or performance of the products or services we sell due to third-party service provider’s failure. Third-party service providers may not have the same incentives we do and may not allocate adequate or sufficient time and/or resources for performing services for us. In addition, business difficulties experienced by a third-party service provider could lead to the interruption of our ability to distribute products or provide services and ultimately our inability to supply products or services to our customers. Third-party service provider business interruptions may include, but are not limited to, work stoppages, union negotiations and other labor disputes. Current or future economic conditions could also impact the ability of third-party service providers to access credit and, thus, impair their ability to provide us quality services in a timely manner, or at all.

Our business and prospects will depend significantly on our brand.

Our business and prospects will heavily depend on our ability to develop, maintain and strengthen the “Thunder Power” brand association with luxury and technological excellence. Promoting and positioning our brand will likely depend significantly on our ability to provide a consistently high-quality customer experience, an area in which we have limited experience. To promote our brand, we will be required to invest in, and over time we may be required to change our customer development and branding practices, which could result in substantially increased expenses, including the need to use traditional media such as television, radio and print advertising. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ vehicles or our competitors’ success. For example, certain of our competitors have been subject to significant scrutiny for incidents involving their self-driving technology and battery fires, which could result in similar scrutiny of us.

In particular, any negative publicity, whether or not true, can quickly proliferate on social media and harm consumer perception and confidence in our brand. The growing use of social media increases the speed with which information and opinions can be shared and, thus, the speed with which a company’s reputation can be affected. If we fail to correct or mitigate misinformation or negative information, including information spread through social media or traditional media channels, about us, the products we offer, our customer experience, or any aspect of our brand, our business, sales and results of operations could be adversely impacted. From time to time, our vehicles or those of our competitors may be evaluated and reviewed by third parties. Perceptions of our offerings in the marketplace may be significantly influenced by these reviews, which are disseminated via various media, including the internet. Any negative reviews or reviews which compare us unfavorably to competitors could adversely affect consumer perception about our vehicles and reduce demand for our vehicles, which could have a material adverse effect on our business, results of operations, prospects and financial condition.

Risks Related to Regulation and Litigation

The SEC and other parties may find that Thunder Power’s public-relations information before the production on any of our EVs may have misled investors or conditioned the market for investors or that we may have omitted to provide information that investors may reasonably find important to their investment decision.

There is always a risk against making false claims about the prospects of an EV technology company. One such notable case was United States of America v. Trevor Milton, No. 21-00478, U.S. District Court, Southern District of New York, 21 Cr. 478 (ER) (“Nikola”). Nikola involved an electric truck maker who the SEC alleged in 2020-2021 defrauded its investors with false claims about its EV technology. In a cease-and-desist order against Nikola and the subsequent case S.E.C. v. Milton, No. 21 Civ. 06445 (AKH), the SEC said that Trevor Milton (“Milton”), the founder and one-time chairperson of Nikola, lied to inflate stock prices during the company’s public-relations campaign to investors by making forward-looking statements since the company had not yet produced a single vehicle. Other misleading and forward-looking statements included claims about Nikola’s technological advancements, in-house production capabilities, hydrogen production, truck reservations and orders, financial outlook, refueling time, and a potential partnership with a globally known car maker. Several electric vehicle prototypes of the Sedan and City Car were built by TongGao Advanced Manufacturing Technology (Taicang) Co. Ltd, an affiliate of Thunder Power. There prototypes were built for the purpose of showcasing Thunder Power’s technology and for early fundraising purpose. Thunder Power has not produced a single electric vehicle and all our statements in this prospectus regarding our production capabilities, technologies, weight, charging time, driving range and potential partnerships are forecasts or forward-looking statements based on our own beliefs, opinions, and internal research, development and testing.

Some of our directors, officers and assets reside or be located outside of the United States, which may cause investors difficulty in enforcing judgments against our directors and officers.

Some of our directors and officers reside outside the United States and a majority of our assets are located outside the United States. As a result, it may be difficult or impossible to effect service of process within the United States upon these directors and officers, or to recover against those persons on judgments of United States courts, including judgments predicated upon the civil liability provisions of the United States federal securities laws. Moreover, it is not certain that a court in the British Virgin Islands, Hong Kong, or Taiwan would award damages on the same basis as a United States court, or that a British Virgin Islands, Hong Kong, or Taiwanese court would enforce foreign judgments if it viewed the amount of damages as excessive or inconsistent with local practice or public policy.

Further, the United States may not be declared by the Government of other countries to be a reciprocating territory for the purposes of enforcement of foreign judgments, and there are grounds upon which British Virgin Islands, Hong Kong, or Taiwan courts may decline to enforce the judgments of United States courts. Some remedies available under the laws of the United States, including remedies available under the United States federal securities laws, may not be allowed in British Virgin Islands, Hong Kong, or Taiwan courts if deemed contrary to public policy in such jurisdictions.

Our affiliated parties such as our major shareholders may be involved in governmental investigations and civil litigation relating to the business affairs of companies with which they are, were or may in the future be affiliated with.

Our controlling shareholder, Mr. Wellen Sham, is currently the defendant in significant legal proceedings that could materially impact our business. Mr. Sham faces criminal prosecution in Taiwan on 11 indictments related to securities violations, breaches of fiduciary duty, and other financial matters. Additionally, he is subject to multiple civil actions seeking his dismissal as chairman of a related company and claiming damages for investors. While these proceedings do not directly involve our company, they create substantial risks, including:

●	Potential reputational damage affecting our ability to secure partnerships, investments, and customer trust;

●	Diversion of Mr. Sham’s attention from our business operations;

●	Possible loss of Mr. Sham’s leadership or voting control if legal actions are successful;

●	Challenges in accessing capital markets or obtaining favorable terms from suppliers and partners.

Mr. Wellen Sham, Thunder Power’s former Chief Executive Officer, is a defendant in a claim brought by the Taiwan Taipei District Prosecutor’s Office (the “Prosecutor”) in 2022. This claim is currently being litigated in Taiwan Taipei District Court Criminal Division (Taiwan Taipei District Court, Year 2022, Jin-Chong-Su-Zhi, No. 19) by a public Prosecutor. The prosecution is based on 11 indictments involving the following: a securities purchase which may have been a related party transaction; the use of a non-exclusive license to offset a debt owed to a related party; an exclusive authorized sales agent agreement for USD 4,950,000; an agreement for parts for an electric four-door sedan for USD 4,480,000; a land purchase in a non-arm’s length related party transaction; executive control over bonuses of USD 150,000, USD 50,000, USD 100,000, and NTD 6,000,000 from affiliates; utilization of funds to cover all expenses associated with a seminar hosted by Thunder Power Electric Vehicle Limited (“TPEV”); utilization of funds to cover the salaries of employees; and instructions to issue a false press release with the aim of disseminating rumors or misleading information (collectively, the “Criminal Prosecution”). In conjunction with the Criminal Prosecution, Taiwan’s Securities Investor and Futures Trader Protection Center (“SFIPC”), based on the content of the Criminal Prosecution, initiated civil actions against Mr. Sham, including: requesting that Mr. Sham shall bear liability for damages incurred by EPTECH; asserting Mr. Sham should be dismissed from the position of Chairman of EPTECH; asserting that Mr. Sham shall bear liability for damages incurred by investors of EPTECH; and applying for a provisional seizure procedure against Mr. Sham. While Thunder Power is unable to predict the outcome of these matters with certainty, in response to the foregoing accusations, Mr. Sham sought relief by asserting his innocence, appointing a defense attorney, applying for an investigation of favorable evidence, and actively exercising his right to defend himself.

The outcome of these legal matters is uncertain and could have far-reaching consequences for our business strategy, operations, and future prospects.

We are subject to substantial laws and regulations that could impose substantial costs, legal prohibitions or unfavorable changes upon our operations or products, and any failure to comply with these laws and regulations, including as they evolve, could substantially harm our business and results of operations.

We are or will be subject to complex environmental, manufacturing, health and safety laws and regulations at numerous jurisdictional levels, including laws relating to the use, handling, storage, recycling, disposal and human exposure to hazardous materials and with respect to constructing, expanding and maintaining our facilities. The costs of compliance, including remediating contamination if any is found on our properties and any changes to our operations mandated by new or amended laws, may be significant. We may also face unexpected delays in obtaining permits and approvals required by such laws in connection with our manufacturing facilities, which would hinder our ability to continue our commercial manufacturing operations. Such costs and delays may adversely impact our business prospects and results of operations. Furthermore, any violations of these laws may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations.

In addition, models will be to substantial regulation under international, federal, state and local laws. We have incurred, and expect to continue to incur, significant costs in complying with these regulations. Any failures to comply could result in significant expenses, delays or fines. In the United States, vehicles must meet or exceed all federally mandated motor vehicle safety standards to be certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Any future vehicles will be subject to substantial regulation under federal, state and local laws and standards. These regulations include those promulgated by the U.S. Environmental Protection Agency, NHTSA, other federal agencies, various state agencies and various state boards, and compliance certification is required for each individual vehicle we manufacture for sale. These laws and standards are subject to change from time to time, and we could become subject to additional regulations in the future, which would increase the effort and expense of compliance. In addition, federal, state and local laws and industrial standards for electric vehicles are still developing, and we face risks associated with changes to these regulations, which could have an impact on the acceptance of our electric vehicles, and increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine, which could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote electric vehicles. Compliance with these regulations is challenging, burdensome, time consuming and expensive. If compliance results in delays or substantial expenses, our business could be adversely affected.

We also expect to become subject to laws and regulations applicable to the supply, manufacture, import, sale and service of automobiles internationally, including in Europe, the Middle East and China. Applicable regulations in countries outside of the U.S., such as standards relating to vehicle safety, fuel economy and emissions, among other things, are often materially different from requirements in the United States. Compliance with such regulations will therefore require additional time, effort and expense to ensure regulatory compliance in those countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements. There can be no assurance that we will be able to achieve foreign regulatory compliance in a timely manner and at our expected cost, or at all, and the costs of achieving international regulatory compliance or the failure to achieve international regulatory compliance could harm our business, prospects, results of operations and financial condition.

We may have to choose in the future, or we may be compelled, to undertake product recalls or take other actions, which could adversely affect our business, prospects, results of operations, reputation and financial condition.

Product recalls may result in adverse publicity, damage our reputation and adversely affect our business, prospects, results of operations and financial condition. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may be unable to service and repair recalled vehicles for a significant period of time. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our electric vehicles and could also result in the loss of business to our competitors. Such recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, would involve significant expense and diversion of management’s attention and other resources, which could adversely affect our brand image in our target market and our business, prospects, results of operations and financial condition.

In the future, if we develop or acquire proprietary intellectual property, protecting such intellectual property will be critical to our operations and we may suffer competitive harm from infringement on such rights.

If we develop or acquire new technologies, it will be critical that we protect our intellectual property assets against third-party infringement. If we develop or acquire intellectual property, there is a risk that our patent applications may not be granted, or we may not receive sufficient protection of our proprietary interests. We may also expend considerable resources in defending any future patents against third-party infringement. It may become critical that we protect our proprietary intellectual property interests to prevent competitive harm.

We are subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and adversely affect our business, results of operations, cash flows and financial condition.

From time to time, we may be subject to claims, lawsuits, government investigations and other proceedings involving product liability, consumer protection, competition and antitrust, intellectual property, privacy, securities, tax, labor and employment, health and safety, our direct distribution model, environmental claims, commercial disputes and other matters that could adversely affect our business, results of operations, cash flows and financial condition. In the ordinary course of business, we have been the subject of complaints or litigation, including claims related to employment matters.

Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Additionally, our litigation costs could be significant, even if we achieve favorable outcomes. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify, make temporarily unavailable or stop manufacturing or selling our vehicles in some or all markets, all of which could negatively affect our sales and revenue growth and adversely affect our business, prospects, results of operations, cash flows and financial condition.

The results of litigation, investigations, claims and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, results of operations, cash flows and financial condition. In addition, the threat or announcement of litigation or investigations by governmental authorities or other parties, irrespective of the merits of the underlying claims, may itself have an adverse impact on the trading price of our common stock.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, which could harm our business, prospects, results of operations and financial condition. The automotive industry experiences significant product liability claims, and we face inherent risks of exposure to claims in the event our production vehicles do not perform or are claimed not to perform as expected or malfunction, resulting in property damage, personal injury or death. We also expect that, as is true for other automakers, our vehicles will be involved in crashes resulting in death or personal injury, and even if not caused by the failure of our vehicles, we may face product liability claims and adverse publicity in connection with such incidents. In addition, we may face claims arising from or related to failures, claimed failures or misuse of new technologies that we expect to offer. In addition, the battery packs that we produce make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain a single cell’s release of energy without spreading to neighboring modules, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, in particular due to a high-speed crash. In addition, although we equip our vehicles with systems designed to detect and warn vehicle occupants of such thermal events, there can be no assurance that such systems will function as designed or will provide vehicle occupants with sufficient, or any, warning in all circumstances. Any such events or failures of our vehicles, battery packs or warning systems could subject us to lawsuits, product recalls or redesign efforts, all of which would be time consuming and expensive.

A successful product liability claim against us could require us to pay a substantial monetary award. Our risks in this area are particularly pronounced in light of the limited field experience of our vehicles. Moreover, a product liability claim against us or our competitors could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of our future vehicles, which would have material adverse effect on our brand, business, prospects and results of operations. Our insurance coverage might not be sufficient to cover all potential product liability claims, and insurance coverage may not continue to be available to us or, if available, may be at a significantly higher cost. Any lawsuit seeking significant monetary damages or other product liability claims may have a material adverse effect on our reputation, business and financial condition.

We may be exposed to delays, limitations and risks related to the environmental permits and other operating permits required to establish or operate our manufacturing facilities.

Operation of an automobile manufacturing facility requires land use and environmental permits and other operating permits from federal, state and local government entities. We believe that we will have the permits necessary to carry out and perform our current plans and operations at our future US manufacturing facilities based on our current targeted production capacity. We plan to build our manufacturing facilities and construct additional manufacturing facilities over time to achieve a future target production capacity and will be required to apply for and secure various environmental, wastewater, and land use permits and certificates of occupancy necessary for the commercial operation of such expanded and additional facilities. Delays, denials or restrictions on any of the applications for or assignment of the permits to operate our manufacturing facilities could adversely affect our ability to execute on our business plans and objectives based on our current target production capacity or our future target production capacity.

We are subject to various environmental, health and safety laws and regulations that could impose substantial costs on us and cause delays in building and subsequently expanding our production facilities.

Our operations are subject to federal, state and local environmental laws and regulations and will be subject to international environmental laws, including laws relating to the use, handling, storage, disposal of and human exposure to hazardous materials. Environmental, health and safety laws and regulations are complex, and we have limited experience complying with them. Moreover, we may be affected by future amendments to such laws or other new environmental, health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, results of operations and financial condition. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations could result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

Contamination at properties we own or operate, properties we formerly owned or operated or properties to which we sent hazardous substances may result in liability for us under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or results of operations.

Our operations are also subject to federal, state, and local workplace safety laws and regulations, including, but not limited to, the Occupational Health and Safety Act, which require compliance with various workplace safety requirements, including requirements related to environmental safety. These laws and regulations can give rise to liability for oversight costs, compliance costs, bodily injury (including workers’ compensation), fines, and penalties.

Additionally, non-compliance could result in delay or suspension of production or cessation of operations. The costs required to comply with workplace safety laws can be significant, and non-compliance could adversely affect our production or other operations, including with respect to the production of our first models, the Coupe and the City Car, which could have a material adverse effect on our business, prospects and results of operations.

We are subject to risks associated with autonomous driving and advanced driver assistance system technology, and we cannot guarantee that our vehicles will achieve our targeted assisted or autonomous driving functionality within our projected timeframe, if ever.

Our vehicles are designed with a modularized chassis system. This approach contrasts with the normal industry practice for internal combustion engine manufacturers (“ICE”), where other components, such as the engine, gearbox, and fuel tank, need to be taken into consideration before styling can be completed. The modular chassis allows a much simpler solution for the chassis design, thereby reducing development time and cost with new vehicle development. Additionally, vehicle stiffness/rigidity is enhanced, and weight is reduced in comparison to the weight of other electric vehicles.

Advanced Driver Assistance Systems (“ADAS”) technologies are emerging and becoming increasingly common in electric vehicles. ADAS is subject to known and unknown risks, and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction, and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. In addition, self-driving technologies are the subject of intense public scrutiny and interest, and previous accidents involving autonomous driving features in other vehicles, including alleged failures or misuse of such features, have generated significant negative media attention and government investigations. We and others in our industry are subject to a Standing General Order issued by NHTSA that requires us to report any crashes in which certain ADAS features were active, and these crash reports will become publicly available. To the extent accidents associated with our ADAS technologies occur, we could be subject to significant liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.

In addition, we face substantial competition in the development and deployment of ADAS technologies. Many of our competitors, including established automakers and technology companies, have devoted significant time and resources to developing self-driving technologies. If we are unable to develop competitive Level 2 or more advanced ADAS technologies in-house or acquire access to such technologies via partnerships or investments in other companies or assets, we may be unable to equip our vehicles with competitive ADAS features, which could damage our brand, reduce consumer demand for our vehicles or trigger cancellations of reservations and could have a material adverse effect on our business, results of operations, prospects and financial condition.

ADAS technology is also subject to considerable regulatory uncertainty, which exposes us to additional risks.

We face risks associated with international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.

We anticipate having operations in the United States, Europe and distributions in the United States, European and Asian markets, each that which may be subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell, service and manufacture our vehicles, and require significant management attention. These risks include:

●	conforming our vehicles to various international regulatory requirements where our vehicles are sold, or homologation;

●	establishing localized supply chains and managing international supply chain and logistics costs;

●	establishing sufficient charging points for our customers in those jurisdictions, via partnerships or, if necessary, via development of our own charging networks;

●	difficulty in staffing and managing foreign operations;

●	difficulties attracting customers in new jurisdictions;

●	difficulties establishing international manufacturing operations, including difficulties establishing relationships with or establishing localized supplier bases and developing cost-effective and reliable supply chains for such manufacturing operations and financing such manufacturing operations;

●	foreign government taxes, regulations and permit requirements;

●	inflation as well as fluctuations in foreign currency exchange rates and interest rates, including risks related to any forward currency contracts, interest rate swaps or other hedging activities we undertake;

●	United States and foreign government trade restrictions, tariffs and price or exchange controls;

●	foreign labor laws, regulations and restrictions;

●	foreign data privacy and security laws, regulations and obligations;

●	changes in diplomatic and trade relationships, including political risk and customer perceptions based on such changes and risks;

●	political instability, natural disasters, pandemics, war or events of terrorism; and

●	the strength of international economies.

If we fail to successfully address these risks, our business, prospects, results of operations and financial condition could be materially harmed.

Increasing scrutiny and changing expectations from global regulations, our investors, customers and personnel with respect to our ESG practices may impose additional costs on us or expose us to new or additional risks.

There is increased focus, including from governmental organizations and investors, customers and personnel, on ESG issues such as environmental stewardship, climate change, diversity and inclusion, racial justice and workplace conduct. There can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. Negative public perception, adverse publicity or negative comments in social media could damage our reputation if we do not, or are not perceived to, adequately address these issues. Any harm to our reputation could impact our personnel’s engagement and retention and the willingness of our customers and partners to do business with us.

It is possible that our stakeholders may not be satisfied with our ESG practices, or the speed of their adoption and our systems may not be adequate to meet increasing global regulations on ESG topics. Actual or perceived shortcomings with respect to our ESG initiatives and reporting could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. In addition, a variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Unfavorable ratings of our company or our industries, as well as non-inclusion of our stock on ESG-oriented investment funds, may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price.

In addition, due to the impacts of climate change, there are increasing risks to our business, including physical risks such as wildfires, floods, tornadoes or other events, that could cause disruptions to our supply chain, manufacturing, and corporate functions. We may incur additional costs and resources preparing for and addressing such risks.

Various states’ automobile manufacturer and dealer regulations may limit Thunder Power’s ability to implement its business model for the sale of the Coupe and for the servicing of its entire family of EVs in the U.S. EV market.

In the United States, state laws regulate the manufacture, distribution, sale and service of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to residents. Certain states do not permit automobile manufacturers to be licensed as dealers or to act in the capacity of a dealer, or otherwise restrict a manufacturer’s ability to deliver or service vehicles. To sell vehicles to residents of states where Thunder Power is not licensed as a dealer, Thunder Power expects to conduct the transfer of title out of the state. In certain such states, Thunder Power expects to open Studios that serve an educational purpose and where the title transfer may not occur.

Some automobile dealer trade associations may challenge the legality of Thunder Power’s operations and direct selling operations by OEMs in court and may use administrative and legislative processes to attempt to prohibit or limit such original equipment manufacturers’ (“OEMs”) ability to operate existing stores or expand to new locations. Certain dealer associations may also actively lobbied state licensing agencies and legislators to interpret existing laws or enact new laws in ways not favorable to Thunder Power’s planned direct sales and service model. Thunder Power expects dealer trade associations to continue to lobby state licensing agencies and legislators to interpret existing laws or enact new laws in ways not favorable to its business model; however, Thunder Power intends to oppose such efforts to limit its ability to operate and intends to proactively support legislation that enables its business model.

Should Thunder Power not be allowed to develop relationships with the largest multi-brand and high-end brand dealers in the U.S. it would be difficult for it as a newcomer to the U.S. EV market to gain a foothold in the U.S. Thunder Power recognizes that its best strategy for market penetration is to align itself with a U.S. dealership network, especially for sale of the Coupe, and the eventual servicing of its family of EVs.

If Thunder Power is successful in building out its business model without limitations from legislations, trade associations or lobbyist, it may be able to explore having a relationship with one of the large service providers for EVs in the U.S. This potential partner currently maintains 1,000 technicians, 750 mobile service trucks and 24/7 call centers for warranty and service processing. This potential partner is currently servicing reputable BYD commercial vehicles. In addition, a sister company of this potential partner specializes in and is the leading full-service provider of repair/remanufacture, storage, distribution and logistics, first life extension and recycling services on the entire battery life cycle. Together these two companies are subsidiaries of a large $21 billion revenue privately held company in the U.S. and would offer great potential to Thunder Power should the service segment of Thunder Power’s business model materializes. Thunder Power has not entered into any formal discussions or negotiations with this potential partner and there is no guarantee that Thunder Power will ever do so.

ADAS technology is subject to uncertain and evolving regulations.

We expect to introduce certain ADAS technologies into our vehicles over time. ADAS technology is subject to considerable regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technology itself, all of which is beyond our control. There is a variety of international, federal and state regulations that may apply to self-driving and driver-assisted vehicles, which include many existing vehicle standards that assume a human driver will be controlling the vehicle at all times. There are currently no federal U.S. regulations pertaining to the safety of self-driving vehicles; however, NHTSA has established recommended guidelines. Certain states have legal restrictions on self-driving vehicles, and many other states are considering them. In Europe, certain vehicle safety regulations apply to self-driving braking and steering systems, and certain treaties also restrict the legality of certain higher levels of self-driving vehicles. Self-driving laws and regulations are expected to continue to evolve in numerous jurisdictions in the United States and foreign countries, which increases the likelihood of a patchwork of complex or conflicting regulations or may delay products or restrict self-driving features and availability, which could adversely affect our business. Our vehicles may not achieve compliance with the regulatory requirements in some countries or jurisdictions for certification and rollout to consumers or satisfy changing regulatory requirements which could require us to redesign, modify or update our ADAS hardware and related software systems. Any such requirements or limitations could impose significant expense or delays and could harm our competitive position, which could adversely affect our business, prospects, results of operations and financial condition.

Our auditor, Assentsure PAC, is headquartered in Singapore, and is subject to inspection by the PCAOB on a regular basis. To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for our business activities in Hong Kong or Taiwan, the PCAOB may not be able inspect such audit documentation and, as such, you may be deprived of the benefits of such inspection and our Common Stock could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act.

The Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the Public Company Accounting Oversight Board (the “PCAOB”) for three consecutive years beginning in 2021, the SEC shall prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in parts of the PRC including: (i) Mainland China, and (ii) Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Our auditor, Assentsure PAC, is headquartered in Singapore and is subject to inspection by the PCAOB once every three years or as determined by the PCAOB. Our auditor is not headquartered in the PRC and was not identified in this report as a firm subject to the PCAOB’s determination.

Our independent registered public accounting firm issued an audit opinion on the financial statements included in this report filed with the SEC and will issue audit reports related to us in the future. As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB but there is a risk that our auditor’s work papers has not been subjected to inspection by the PCAOB or the PCAOB is currently unable to conduct inspections for reasons unknown or beyond our control. Inspections of certain other accounting firms that the PCAOB has conducted have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. We are required by the HFCAA to have an auditor that is subject to the inspection by the PCAOB. While our present auditor is located in the United States and the PCAOB is able to conduct inspections on such auditor, to the extent this status changes in the future and our auditor’s audit documentation related to their audit reports for our company becomes outside of the inspection by the PCAOB or if the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction, trading in our Ordinary shares could be prohibited under the HFCAA, and as a result our ordinary shares could be delisted from NASDAQ.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA, which became effective on May 5, 2021. We will be required to comply with these rules if the SEC identifies our auditors as having a “non-inspection” year under a process to be subsequently established by the SEC.

On May 13, 2021, the PCAOB proposed a new rule for implementing the HFCAA. Among other things, the proposed rule provides a framework for the PCAOB to use when determining, under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. The proposed rule would also establish the manner of the PCAOB’s determinations; the factors the PCAOB will evaluate and the documents and information it will consider when assessing whether a determination is warranted; the form, public availability, effective date, and duration of such determinations; and the process by which the board of the PCAOB can modify or vacate its determinations. The proposed rule was adopted by the PCAOB on September 22, 2021 and approved by the SEC on November 5, 2021.

On June 22, 2021, the U.S. Senate passed AHFCAA which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two, under this proposal, if the auditor is not subject to PCAOB inspections for two consecutive years, it will trigger the prohibition on trading, thus posing more risks on potential delisting as well as the price of Company’s Ordinary shares especially on foreign companies.

The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to the PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfill its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company was not subject to the PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

On December 2, 2021, the SEC issued amendments to finalize the interim final rules previously adopted in March 2021, and established procedures to identify issuers and prohibit the trading of the securities of certain registrants as required by the HFCAA.

While the HFCAA is not currently applicable to us because our current auditors are subject to PCAOB review, if this changes in the future for any reason, we may be subject to the HFCAA. The implications of this regulation as applied to us is uncertain. Such uncertainty could cause the market price of our ordinary shares to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on Nasdaq earlier than would be required by the HFCAA. If our Common Stock are unable to be listed on another securities exchange, such a delisting may substantially impair your ability to sell or purchase our Common Stock, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of the Common Stock.

Risks Related to Thunder Power’s Products and Services

We have not yet commenced mass production, and any significant delay in the design, manufacture, launch and financing could make it difficult for us to commence production and harm our business and prospects.

Our plan to commercially manufacture and sell our vehicles is dependent upon the timely availability of funds, upon our finalizing of the related design, engineering, component procurement, testing, build-out and manufacturing plans in a timely manner and also upon our ability to execute these plans within the planned timeline. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models, and if we experience significant delays in any of the foregoing processes, it would be difficult for us to commence production, which could harm our business and prospects.

Many of our vehicles are still in the development and/or testing phase, and may occur later or not at all. Additionally, prior to mass production of our electric vehicles, we will also need the vehicles to be fully approved for sale according to differing requirements, including but not limited to regulatory requirements, in the different geographies where we intend to launch our vehicles. Likewise, we may encounter delays with the design, construction, and regulatory or other approvals necessary to bring online our future manufacturing facility in the United States.

Furthermore, we would rely on third party suppliers for the development, manufacture, and/or provision and development of many of the key components and materials used in our vehicles, as well as provisioning and servicing equipment in our manufacturing facilities. We understand that many automobile manufacturers have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased port congestion, intermittent supplier delays, a shortfall of semiconductor supply, and international travel restrictions preventing supply quality engineers from conducting in-person visits and quality engineering for parts production. We expect to face these and similar challenges which may affect our ability, and the ability of our suppliers, to obtain parts, components and manufacturing equipment on a timely basis, and in some instances have resulted in increased costs. We expect that these industry-wide trends will continue for the foreseeable future. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines.

Any significant delay or other complication in the development, manufacture, launch and production ramp of our future products, features and services, including complications associated with completing and subsequently expanding our production capacity and supply chain or obtaining or maintaining related regulatory approvals, or inability to manage such ramps cost-effectively, could materially damage our brand, business, prospects, financial condition and results of operations.

The continued development of and the ability to manufacture our vehicles, are and will be subject to risks, including with respect to:

●	our ability to ensure readiness of firmware features and functions to be integrated into the unified hardware network and cloud as planned and on the desired timeline;

●	any delays by us in delivering final component designs to our suppliers;

●	our or our suppliers’ ability to successfully tool their manufacturing facilities as planned and on the desired timeline;

●	our ability to ensure a working supply chain and desired supplier part quality and quantity as planned and on the desired timeline;

●	our ability to accurately manufacture vehicles within specified design tolerances;

●	our ability to establish, refine and scale, as well as make significant investments in manufacturing, supply chain management and logistics functions, including the related information technology systems and software applications;

●	our ability to adequately reduce and control the costs of key parts and materials;

●	our ability to manage any transitions or changes in our production process, planned or unplanned;

●	the occurrence of product defects that cannot be remedied without adversely affecting the production;

●	our ability to secure necessary funding;

●	our ability to negotiate and execute definitive agreements with various suppliers for hardware, software, or services necessary to engineer or manufacture our vehicles;

●	our ability to obtain required regulatory approvals and certifications;

●	our ability to comply with environmental, safety, and similar regulations and in a timely manner;

●	our ability to secure necessary components, services, or licenses on acceptable terms and in a timely manner;

●	our ability to attract, recruit, hire, retain and train skilled personnel including supply chain management, supplier quality, manufacturing and logistics personnel;

●	our ability to implement effective and efficient quality controls;

●	delays or disruptions in our supply chain including raw material supplies;

●	our ability to maintain arrangements on commercially reasonable terms with our suppliers, delivery and other partners, after sales service providers, and other operationally significant third parties;

●	other delays, backlog in manufacturing and research and development of new models, and cost overruns; and

●	any other risks identified herein.

We expect that we will require additional financing to fund our planned operations and expansion plans. If we are unable to arrange for required funds under the terms and on the timeline that we anticipate, our plans for tooling and building out our manufacturing facilities and for commercial production of our electric vehicles could be significantly delayed, which would materially adversely affect our business, prospects, financial condition and results of operations.

Our prospect for future growth depends upon our ability to establish and maintain relationships with our potential suppliers and source suppliers for our critical components, and to completely build out our supply chain, while effectively managing the risks due to such relationships.

Our success will depend on our ability to enter into supplier agreements and establish and maintain our relationships with hundreds of suppliers that are critical to the output and production of our vehicles. We currently have no supply or supplier agreements and the supplier agreements we have been in discussions regarding, or may enter into with potential key suppliers in the future may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. To the extent that we do not have long-term supply agreements with guaranteed pricing for our parts or components, we will be exposed to fluctuations in prices of components, materials and equipment. In addition, our agreements for the purchase of other components may contain pricing provisions that are subject to adjustment based on changes in market prices of key commodities. Substantial increases in the prices for such components, materials and equipment, whether due to supply chain or logistics issues or due to inflation, would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition or results of operations.

We currently have no supply or supplier agreements and may be at a disadvantage in negotiating supply or supplier agreements for the production of our vehicles as we have not commenced the mass production of our vehicles. In addition, given that in many cases we are an aggregator of automotive parts produced by third party manufacturers, there is the possibility that supply or supplier agreements for the parts and components for our vehicles could be at costs that make it difficult for us to operate profitably.

The automotive market is highly competitive, and we may not be successful in competing in this industry.

The global automotive market, particularly for electric and alternative fuel vehicles, is highly competitive, and we expect it will become even more so in the future. In recent years, the electric vehicle industry has grown, with several companies that focus completely or partially on the electric vehicle market. We expect additional companies to enter this market within the next several years. Electric vehicle manufacturers with which we compete include Tesla, BYD, NIO as well as an increasing number of U.S.-based and international entrants, many of which have announced plans to begin selling their own electric vehicles in the near-term. We also compete with established automobile manufacturers in the luxury vehicle segment, many of which have entered or have announced plans to enter the alternative fuel and electric vehicle market with either fully electric or plug-in hybrid versions of their vehicles. We compete for sales with luxury vehicles with internal combustion engines from established manufacturers. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, servicing, and support of their products. In addition, many of these companies have longer operating histories, greater name recognition, larger and more established sales forces, broader customer and industry relationships and other resources than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively than we do. We expect competition in our industry to significantly intensify in the future in light of increased demand for alternative fuel vehicles, continuing globalization, favorable governmental policies, and consolidation in the worldwide automotive industry. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets. There can be no assurance that we will be able to compete successfully in our markets.

Our ability to generate meaningful product revenue will depend on consumer adoption of electric vehicles.

We are developing and producing only electric vehicles and, accordingly, our ability to generate meaningful product revenue will highly depend on sustained consumer demand for alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles does not develop as we expect or develops more slowly than we expect, or if there is a decrease in consumer demand for electric vehicles, our business, prospects, financial condition and results of operations will be harmed. The market for electric and other alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation (including government incentives and subsidies) and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Any number of changes in the industry could negatively affect consumer demand for electric vehicles in general and our electric vehicles in particular.

In addition, demand for electric vehicles may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles such as sales and financing incentives such as tax credits, prices of raw materials and parts and components, cost of fuel, availability of consumer credit, and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition and results of operations. Further, sales of vehicles in the automotive industry tend to be cyclical in many markets, which may expose us to increased volatility, especially as we expand and adjust our operations and retail strategies. Specifically, it is uncertain how such macroeconomic factors will impact us as a new entrant in an industry that has globally been experiencing a recent decline in sales.

Other factors that may influence the adoption of electric vehicles include:

●	perceptions about electric vehicle quality, safety, design, performance and cost;

●	perceptions about the limited range over which electric vehicles may be driven on a single battery charge;

●	perceptions about the total cost of ownership of electric vehicles, including the initial purchase price and operating and maintenance costs, both including and excluding the effect of government and other subsidies and incentives designed to promote the purchase of electric vehicles;

●	concerns about electric grid capacity and reliability;

●	perceptions about the sustainability and environmental impact of electric vehicles, including with respect to both the sourcing and disposal of materials for electric vehicle batteries and the generation of electricity provided in the electric grid;

●	the availability of other alternative fuel vehicles, including plug-in hybrid electric vehicles;

●	improvements in the fuel economy of the internal combustion engine;

●	the quality and availability of service for electric vehicles, especially in international markets;

●	volatility in the cost of oil and gasoline;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	access to charging stations and cost to charge an electric vehicle, especially in international markets, and related infrastructure costs and standardization;

●	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles; and

●	macroeconomic factors.

The influence of any of the factors described above or any other factors may cause a general reduction in consumer demand for electric vehicles or our electric vehicles in particular, either of which would materially and adversely affect our business, results of operations, financial condition and prospects.

Until the foreseeable future our revenue will be significantly dependent on a limited number of models of electric vehicles.

The Company currently has four models of electric vehicles featured in its phased development strategy and our revenue in the foreseeable future will be significantly dependent on a limited number of models. Although we have other vehicle models on our product roadmap, we currently do not expect to introduce another vehicle model for sale to these four models until at least 2030. We expect to rely on sales from the Limited Edition Coupe (the “Coupe” or “488”), Long-range Sedan (the “Sedan”), Compact City Car (the “City Car” or “Chloe”) and the Long-range SUV (the “SUV”, the Coupe, Sedan, City Car and SUV collectively referred to as the “Models”), among other sources of financing, for the capital that will be required to develop and commercialize those subsequent models. To the extent that production of the models is delayed, reduced, or is not well-received by the market for any reason, our revenue and cash flow would be adversely affected, we may need to seek additional financing earlier than we expect, and such financing may not be available to us on commercially reasonable terms, or at all.

Developments in electric vehicle or alternative fuel technology or improvements in the internal combustion engine may adversely affect the demand for our vehicles.

We may be unable to keep up with changes in electric vehicle technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Significant developments in alternative technologies, such as alternative battery cell technologies, hydrogen fuel cell technology, advanced gasoline, ethanol or natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to the technologies in our electric vehicles. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced electric vehicles, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors. In addition, we expect to compete in part on the basis of our vehicles’ range, efficiency, charging speeds and performance, and improvements in the technology offered by competitors could reduce demand for our models or other future vehicles. As technologies change, we plan to upgrade or adapt our vehicles and introduce new models that reflect such technological developments, but our vehicles may become obsolete, and our research and development efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. Additionally, as new companies and larger, existing vehicle manufacturers continue to enter the electric vehicle space, we may lose any technological advantage we may have and suffer a decline in our competitive position. Any failure by us to successfully react to changes in existing technologies or the development of new technologies could materially harm our competitive position and growth prospects.

We will be dependent on our suppliers and the inability of these suppliers to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components or to implement or maintain effective inventory management and other systems, processes and personnel to support ongoing and increased production, could have a material adverse effect on our results of operations and financial condition.

We will rely on third-party suppliers for the provision and development of many of the key components and materials used in our vehicles. While we plan to obtain components from multiple sources whenever possible, many of the components used in our vehicles will be purchased by us from a single, yet unknown, source. Our limited, and in many cases single-source, supply chain approach exposes us to multiple potential sources of delivery failure or component shortages for our production. Our potential third-party suppliers may not be able to meet our required product specifications and performance characteristics, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our potential third-party suppliers may be unable to obtain required certifications or provide necessary warranties for their products that are necessary for use in our vehicles.

We may be affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased port congestion, intermittent supplier delays a shortfall of semiconductor supply, and international travel restrictions preventing supply quality engineers from conducting in-person visits and quality engineering for parts production. We expect that these industry-wide trends will continue to affect the ability of us and our suppliers to obtain parts, components and manufacturing equipment on a timely basis for the foreseeable future, and may result in increased costs. We may also be impacted by changes in our future supply chain or production needs, including cost increases from our suppliers, in order to meet our quality targets and development timelines as well as due to design changes. Likewise, any significant increases in our production may in the future require us to procure additional components in a short amount of time. Our suppliers may not ultimately be able to sustainably and timely meet our cost, quality and volume needs, requiring us to replace them with other sources. In many cases, our suppliers will be providing us with custom-designed parts that would require significant lead time to obtain from alternative suppliers, or may not be available from alternative suppliers at all. If we are unable to obtain suitable components and materials used in our vehicles from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. Further, if we are unsuccessful in our efforts to control and reduce supplier costs, our results of operations will suffer.

We have not experienced, but may in the future experience, delays if our suppliers do not meet agreed upon timelines, experience capacity constraints, or deliver components that do not meet our quality standards. Any disruption in the supply of components, whether or not from a single source supplier, could temporarily disrupt production of our vehicles until an alternative supplier is able to supply the required material. Any such delay, even if caused by a delay or shortage in only one part, could significantly affect our ability to meet our planned vehicle production targets. Even in cases where we may be able to establish alternate supply relationships and obtain or engineer replacement components for our single source components, we may be unable to do so quickly, or at all, at prices or quality levels that are acceptable to us. This risk is heightened by the fact that we have less negotiating leverage with suppliers than larger and more established automobile manufacturers, which could adversely affect our ability to obtain necessary components and materials on a timely basis, on favorable pricing and other terms, or at all. The industry in which we operate has recently experienced severe supply chain disruptions, and we expect these conditions to continue for the foreseeable future. Any such supply disruption could materially and adversely affect our results of operations, financial condition and prospects.

Furthermore, as the scale of our vehicle production increases in the future, we will need to accurately forecast, purchase, warehouse and transport components to our manufacturing facilities and servicing locations internationally and at much higher volumes. We have not yet scaled production in our manufacturing facilities to significant volumes or begun servicing vehicles at significant volumes. Accordingly, our ability to scale production and vehicle servicing and mitigate risks associated with these activities has not been thoroughly tested. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, successfully recruit and retain personnel with relevant experience, or successfully implement automation, inventory management and other systems or processes to accommodate the increased complexity in our supply chain and manufacturing operations, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our results of operations and financial condition.

Furthermore, unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, tariffs, natural disasters, health epidemics, and other factors beyond our and our suppliers’ control could also affect these suppliers’ ability to deliver components to us on a timely basis. We have also identified certain of our suppliers, including certain suppliers we deem critical, as having poor financial health or being at risk of bankruptcy. Although we routinely review our suppliers’ financial health and attempt to identify alternate suppliers where possible, the loss of any supplier, particularly a single- or limited-source supplier, or the disruption in the supply of components from our suppliers, could lead to vehicle design changes, production delays, idle manufacturing facilities and potential loss of access to important technology and parts for producing, servicing and supporting our vehicles, any of which could result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, results of operations and financial condition. In addition, if our suppliers experience substantial financial difficulties, cease operations or otherwise face business disruptions, we may be required to provide substantial financial support to ensure supply continuity, which could have an additional adverse effect on our liquidity and financial condition.

Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion cells or semiconductors, could harm our business.

As we scale commercial production of our vehicles or any future energy storage systems, we have experienced and may continue to experience increases in the cost of or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and adversely impact our business, results of operations, prospects and financial condition. In addition, we use various materials in our business, including aluminum, steel, lithium, nickel, copper, cobalt, neodymium, terbium, praseodymium and manganese, as well as lithium-ion cells and semiconductors from suppliers. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions, inflationary pressure and global demand for these materials, including as a result of increased production of electric vehicles, energy storage products by our competitors and the global supply chain crisis, and could adversely affect our business and results of operations. For instance, we are exposed to multiple risks relating to lithium-ion cells. These risks include:

●	the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric vehicle industry as demand for such cells increases;

●	an increase in the cost, or decrease in the available supply, of materials, such as cobalt, used in lithium-ion cells;

●	disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers; and

●	fluctuations in the value of any foreign currencies, in which battery cell and related raw material purchases are or may be denominated against the U.S. dollar.

Our ability to manufacture our vehicles or any future energy storage systems will depend on the continued supply of battery cells for the battery packs used in our products. We have limited flexibility in changing battery cell suppliers, and any disruption in the supply of battery cells from such suppliers could disrupt production of our vehicles until a different supplier is fully qualified. Furthermore, our ability to manufacture our vehicles depends on continuing access to semiconductors and components that incorporate semiconductors. A global semiconductor supply shortage is having wide-ranging effects across multiple industries and the automotive industry in particular, and it has impacted many automotive suppliers and manufacturers, including us, that incorporate semiconductors into the parts they supply or manufacture. We have experienced and may continue to experience an impact on our operations as a result of the semiconductor supply shortage, and such shortage could in the future have a material impact on us or our suppliers, which could delay or reduce planned production levels of the Models or planned future vehicles, impair our ability to continue production once started or force us or our suppliers to pay exorbitant rates for continued access to semiconductors, and of which could have a material adverse effect on our business, prospects and results of operations. In addition, prices and transportation expenses for these materials fluctuate depending on many factors beyond our control, including fluctuations in supply and demand, currency fluctuations, tariffs and taxes, fluctuations and shortages in petroleum supply, freight charges and other economic and political factors. These risks could be further magnified by geographical developments such as the conflict between Ukraine and Russia. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell or semiconductor suppliers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of orders and reservations and materially and adversely affect our brand, image, business, results of operations, prospects and financial condition.

Furthermore, currency fluctuations, tariffs or shortages in petroleum and other economic or political conditions have and may continue to result in significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to us, and would impact our expected manufacturing and delivery timelines, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We must develop complex software and technology systems, including in coordination with vendors and suppliers, in order to produce our electric vehicles, and there can be no assurance such systems will be successfully developed.

Our vehicles, use a substantial amount of third-party and proprietary software and complex technological hardware to operate, some of which is still subject to further development and testing. The development and implementation of such advanced technologies is inherently complex, and requires coordination with our vendors and suppliers in order to integrate such technology into our electric vehicles and ensure it interoperates with other complex technology as designed and as expected.

We may fail to detect defects and errors that are subsequently revealed, and our control over the performance of third-party services and systems may be limited. Any defects or errors in, or which are attributed to, our technology, could result in, among other things:

●	delayed production and delivery of our vehicles;

●	delayed market acceptance of our vehicles;

●	loss of customers or inability to attract new customers;

●	diversion of engineering or other resources for remedying the defect or error;

●	damage to our brand or reputation;

●	increased service and warranty costs;

●	legal action by customers or third parties, including product liability claims; and

●	penalties imposed by regulatory authorities.

In addition, if we are unable to develop the software and technology systems necessary to operate our vehicles, our competitive position will be harmed. We rely on third-party suppliers to develop a number of technologies for use in our products. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing and volume requirements to support our business plan. In addition, such technology may not satisfy the cost, performance useful life and warranty characteristics we anticipate in our business plan, which could materially adversely affect our business, prospects and results of operations.

If our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.

Any failure to continue commercial production on schedule, such as a breakdown or interruption of our supply chain, would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could prevent us from gaining the confidence of potential customers, spur cancellations of reservations for the Models and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.

We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance, safety, security and costs.

We expect to utilize a number of new manufacturing technologies, techniques and processes for our vehicles, such as motor winding equipment, and we may utilize additional new technologies, techniques and processes in the future. Certain design features in our vehicles present additional manufacturing challenges, such the Battery Management System and Thermal Management System. There is no guarantee that we will be able to successfully and timely introduce and scale any such new processes or features.

We also rely heavily on complex machinery for our operations, and our production involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing plant employs large-scale, complex machinery combining many components, which may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts that may not be available when needed.

Unexpected malfunctions of the manufacturing plant components may significantly decrease our operational efficiency, including by forcing manufacturing shutdowns in order to conduct repairs or troubleshoot manufacturing problems. Our facilities may also be harmed or rendered inoperable by natural or man-made disasters, including but not limited to earthquakes, tornadoes, flooding, fire, power outages, environmental hazards and remediation, costs associated with decommissioning of equipment, labor disputes and strikes, difficulty or delays in obtaining governmental permits and licenses, damages or defects in electronic systems, industrial accidents or health epidemics, such as the recent COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our vehicles for some period of time. The inability to produce our vehicles or the backlog that could develop if our manufacturing plant is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all. Should operational risks materialize, they may result in the personal injury to or death of our workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

If we update or discontinue the use of our manufacturing equipment more quickly than expected, we may have to shorten the useful lives of any equipment to be retired as a result of any such update, and the resulting acceleration in our depreciation could negatively affect our financial results.

We have invested and expect to continue to invest significantly in what we believe is state of the art tooling, machinery and other manufacturing equipment, and we depreciate the cost of such equipment over their expected useful lives. However, manufacturing technology may evolve rapidly, and we may decide to update our manufacturing processes more quickly than expected. Moreover, as we ramp the commercial production of our vehicles, our experience may cause us to discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations could be negatively impacted.

We have no experience to date in mass manufacturing of our electric vehicles.

We cannot provide any assurance as to whether we will be able to develop efficient, automated, low-cost logistics and production capabilities and processes and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our vehicles. Even if we are successful in developing our high volume production capability and processes and reliably source our component supply, no assurance can be given as to whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or force majeure events, or in time to meet our commercialization schedules, or to store and deliver parts in sufficient quantities to the manufacturing lines in a manner that enables us to maintain our production ramp curve and rates, or to satisfy the requirements of customers and potential customers. Any failure to develop such logistics and production processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, results of operations, prospects and financial condition. Bottlenecks and other unexpected challenges have and may continue to arise as we ramp production of the models, and it will be important that we address them promptly while continuing to control our logistics and manufacturing costs. If we are not successful in doing so, or if we experience issues with our logistics and manufacturing process improvements, we could face further delays in establishing and/or sustaining our production ramps or be unable to meet our related cost and profitability targets.

If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our products could be harmed.

Our vehicles or the components installed therein have in the past and may in the future contain defects in design and manufacture that may cause them not to perform as expected or that may require repairs, recalls, and design changes, any of which would require significant financial and other resources to successfully navigate and resolve. Although we will attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts could significantly distract management’s attention from other important business objectives, may not be timely, may hamper production or may not be to the satisfaction of our customers. Further, our limited operating history and limited field data reduce our ability to evaluate and predict the long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains and vehicles. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale or lease to customers.

Any defects, delays or legal restrictions on vehicle features, or other failure of our vehicles to perform as expected, could harm our reputation and result in delivery delays, product recalls, product liability claims, breach of warranty claims and significant warranty and other expenses, and could have a material adverse impact on our business, results of operations, prospects and financial condition. Any such defects or noncompliance with legal requirements could also result in safety recalls. See “— Risks Related to Regulation and Litigation.” As a new entrant to the industry attempting to build customer relationships and earn trust, these effects could be significantly detrimental to us. Additionally, problems and defects experienced by other electric consumer vehicles could by association have a negative impact on perception and customer demand for our vehicles.

In addition, even if our vehicles function as designed, we expect that the battery efficiency, and hence the range, of our electric vehicles, like other electric vehicles that use current battery technology, will decline over time. Other factors, such as usage, time and stress patterns, may also impact the battery’s ability to hold a charge, or could require us to limit vehicles’ battery charging capacity, including via over-the-air or other software updates, for safety reasons or to protect battery capacity, which could further decrease our vehicles’ range between charges. Such decreases in or limitations of battery capacity and therefore range, whether imposed by deterioration, software limitations or otherwise, could also lead to consumer complaints or warranty claims, including claims that prior knowledge of such decreases or limitations would have affected consumers’ purchasing decisions. Further, there can be no assurance that we will be able to improve the performance of our battery packs, or increase our vehicles’ range, in the future. Any such battery deterioration or capacity limitations and related decreases in range may negatively influence potential customers’ willingness to purchase our vehicles and negatively impact our brand and reputation, which could adversely affect our business, prospects, results of operations and financial condition.

We face challenges providing charging solutions for our vehicles.

Demand for our vehicles will depend in part on the availability of charging infrastructure both domestically and internationally. While the prevalence of charging stations has been increasing, charging station locations are significantly less widespread than gas stations. Globally there are supportive regulations and funding to build and implement more charging stations. In the U.S., there is a movement toward having a uniform charging adaptor whereby customers of different brands of electric vehicles may use any charging station. However, there is no assurance that more changing stations will be built and implemented in the future, or that a uniform charging adaptor will be available in the future.

Insufficient reserves to cover future warranty or part replacement needs or other vehicle repair requirements, including any potential software upgrades, could materially adversely affect our business, prospects, financial condition and results of operations.

We provide a new vehicle limited warranty on all vehicles, components and systems. Warranty reserves will include our management team’s best estimate of the projected costs to repair or to replace items under warranty. Such estimates are inherently uncertain, particularly in light of our limited operating history and the limited field data available to us, and changes to such estimates based on real-world observations may cause material changes to our warranty reserves in the future. If our reserves are inadequate to cover future maintenance requirements on our vehicles, our business, prospects, financial condition and results of operations could be materially and adversely affected. We may become subject to significant and unexpected expenses as well as claims from our customers, including loss of revenue or damages. There can be no assurances that then-existing reserves will be sufficient to cover all claims. In addition, if future laws or regulations impose additional warranty obligations on us that go beyond our manufacturer’s warranty, we may be exposed to materially higher warranty, parts replacement and repair expenses than we expect, and our reserves may be insufficient to cover such expenses.

We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. We will be required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of vehicles to our prospective customers. Currently, there is no historical basis for making judgments about the demand for our vehicles or our ability to develop, manufacture, and deliver vehicles, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of vehicles to our customers could be delayed, which would harm our business, financial condition and results of operations.

Our vehicles will make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.

The battery packs within our vehicles make use of, and any future energy storage systems will make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain a single cell’s release of energy without spreading to neighboring cells, a field or testing failure of our vehicles or other battery packs that we produce could occur. In addition, although we equip our vehicles with systems designed to detect and warn vehicle occupants of such thermal events, there can be no assurance that such systems will function as designed or will provide vehicle occupants with sufficient, or any, warning in all crashes. Any such events or failures of our vehicles, battery packs or warning systems could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve our vehicles, could seriously harm our business and reputation.

Risks Related to Cybersecurity and Data Privacy

Any unauthorized control, manipulation, interruption or compromise of or access to our products or information technology systems could result in loss of confidence in us and our products, harm our business and materially adversely affect our financial performance, results of operations or prospects.

Our products may contain complex information technology systems. For example, our vehicles are designed with built-in data connectivity to accept and install periodic remote updates to improve their functionality.

In addition, we expect to collect, store, transmit and otherwise process data from vehicles, customers, personnel and other third parties as part of our business operations, which may include personal data or confidential or proprietary information. We also work with third-party service providers and vendors that collect, store and process such data on our behalf. We have taken certain measures to prevent unauthorized access and plan to continue to deploy additional measures as we grow. Our third-party service providers and vendors also take steps to protect the security and integrity of our and their information technology systems and our and their customers’ information. However, there can be no assurance that such systems and measures will not be compromised as a result of intentional misconduct, including by personnel, contractors, or vendors, as well as by software bugs, human error, or technical malfunctions.

Furthermore, cyber threat actors may in the future attempt to gain unauthorized access to, modify, alter and use our vehicles, products and systems to (i) gain control of, (ii) change the functionality, user interface and performance characteristics of and/or (iii) gain access to data stored in or generated by, our vehicles, products and systems. Advances in technology, new vulnerability discoveries, an increased level of sophistication and diversity of our products and services, an increased level of expertise of cyber threat actors and new discoveries in the field of cryptography could lead to a compromise or breach of the measures that we or our third-party service providers use. Some of our products and information technology systems contain or use open source software, which can create additional risks, including potential security vulnerabilities. We and our third-party service providers’ may in the future be affected by security incidents. Our systems are also vulnerable to damage or interruption from, among other things, computer viruses, malware, ransomware, killware, wiperware, computer denial or degradation of service attacks, telecommunications failures, social engineering schemes (such as vishing, phishing or smishing), domain name spoofing, insider theft, physical theft, fire, terrorist attacks, natural disasters, power loss, war, or misuse, mistake or other attempts to harm our products and systems. Our data center and our third-party service providers’ or vendors’ data centers could be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our or our third-party service providers’ or vendors’ data centers and/or cloud infrastructure could result in lengthy interruptions in our service and our business operations. There can be no assurance that any security or other operational measures that we or our third-party service providers or vendors have implemented will be effective against any of the foregoing threats or issues.

These risks have been heightened in connection with the ongoing conflict between Russia and Ukraine and we cannot be certain how this new risk landscape will impact our operations. When geopolitical conflicts develop, government systems as well as critical infrastructures such as financial services and utilities may be targeted by state-sponsored cyberattacks even if they are not directly involved in the conflict. There can be no assurance that our business will not become a potential target as adversaries may attack networks and systems indiscriminately. Such cyberattacks may potentially cause unauthorized access to our sensitive data (including our proprietary software codes), products, and systems, causing data breach, or disruption, modification, destruction to our systems and applications. As a result, we may suffer monetary losses, business interruption, and long-lasting operational issues, damage to our reputation and brand, loss of our intellectual property or trade secrets.

If we are unable to protect our products and systems (and the information stored in our systems) from unauthorized access, use, disclosure, disruption, modification, destruction or other breach, such problems or security breaches could have negative consequences for our business and future prospects, including compromise of vehicle integrity and physical safety, causing monetary losses, giving rise to liabilities under our contracts or to the owners of the applicable information, subjecting us to substantial fines, penalties, damages and other liabilities under applicable laws and regulations, incurring substantial costs to respond to, investigate and remedy such incidents, reducing customer demand for our products, harming our reputation and brand and compromising or leading to a loss of protection of our intellectual property or trade secrets. In addition, regardless of their veracity, reports of unauthorized access to our vehicles, systems or data, as well as other factors that may result in the perception that our vehicles, systems or data are vulnerable to being “hacked,” could negatively affect our brand. In addition, some members of the U.S. federal government, including certain members of Congress and the National Highway Traffic Safety Administration (“NHTSA”), have recently focused attention on automotive cybersecurity issues and may in the future propose or implement regulations specific to automotive cybersecurity. In addition, the United Nations Economic Commission for Europe has introduced new regulations governing connected vehicle cybersecurity, which became effective in January 2021 and are expected to apply in the European Union to all new vehicle types beginning in July 2022 and to all existing architectures/new vehicles from July 2024. Such regulations are also in effect, or expected to come into effect, in certain other international jurisdictions. These and other regulations could adversely affect the timing of our entry into various markets, and if such regulations or other future regulations are inconsistent with our approach to automotive cybersecurity, we would be required to modify our systems to comply with such regulations, which would impose additional costs and delays and could expose us to potential liability to the extent our automotive cybersecurity systems and practices are inconsistent with such regulation.

We may not have adequate insurance coverage to cover losses associated with any of the foregoing, if any. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Furthermore, we are continuously expanding and improving our information technology systems. In particular, our planned future vehicles will necessitate continued development, maintenance and improvement of our information technology and communication systems in the United States and abroad, such as systems for product data management, vehicle management tools, vehicle security systems, vehicle security management processes, procurement of bill of material items, supply chain management, inventory management, production planning and execution, lean manufacturing, sales, service and logistics, dealer management, financial, tax and regulatory compliance systems. Our ability to operate our business will depend on the availability and effectiveness of these systems. The implementation, maintenance, segregation and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement, manufacturing execution, finance, supply chain, inventory management, and sales and service processes. We cannot be certain that these systems or their required functionality will be effectively and timely developed, implemented, maintained or expanded as planned. If we are unsuccessful in any of the foregoing, our operations may be disrupted, our ability to accurately or timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.

In addition, our vehicles depend on the ability of software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware, including any over-the-air or other updates, may contain, errors, bugs, design defects or vulnerabilities, and our systems may be subject to technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities may reside in third-party intellectual property or open source software and/or be inherently difficult to detect and may only be discovered after code has been released for external or internal use. Although we will attempt to remedy any issues we observe in our vehicles as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. Additionally, if we are able to deploy updates to the software addressing any issues but our over-the-air update procedures fail to properly update the software, our customers will then be responsible for working with our service personnel to install such updates to the software, and their vehicle will be subject to these vulnerabilities until they do so. Any compromise of our intellectual property, proprietary information, systems or vehicles or inability prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware may cause us to suffer lengthy interruptions to our ability to operate our business and our customers’ ability to operate their vehicles, compromise of vehicle integrity and physical safety, damage to our reputation, loss of customers, loss of revenue, governmental fines, investigations or litigation or liability for damages, any of which could materially adversely affect our business, results of operations, prospects and financial condition.

We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy and security, and any actual or perceived failure to comply with such obligations could harm our reputation and brand, subject us to significant fines and liability, or otherwise adversely affect our business.

In the course of our operations, we may collect, use, store, disclose, transfer and otherwise process personal information from our customers, personnel and third parties with whom we conduct business, including names, accounts, driver license information, user IDs and passwords, and payment or transaction related information. Additionally, we will use our vehicles’ electronic systems to log information about each vehicle’s use, such as charge time, battery usage, geolocation, mileage and driving behavior, in order to aid it in vehicle diagnostics, repair and maintenance, as well as to help us customize and improve the driving and riding experience.

Accordingly, we may be subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security and govern our collection, storage, retention, protection, use, transmission, sharing, disclosure and other processing of personal information including that of our personnel, customers and other third parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, California adopted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective in January 2020, Canada adopted the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and continues to amend the statute, the United Arab Emirates adopted the Data Protection Law (“DPL”), which became effective in January 2022, and the Kingdom of Saudi Arabia enacted the Personal Data Protection Law (“PDPL”) which will take effect in March 2023. Each of the GDPR, the CCPA, the PIPEDA, the DPL and the PDPL impose additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is collected. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under the GDPR, CCPA, PIPEDA, DPL and PDPL) can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.

Specifically, failure to comply with the GDPR can result in significant fines and other liability, including, under the GDPR, fines of up to EUR 20 million or four percent (4%) of global revenue, whichever is greater. The cost of compliance, and the potential for fines and penalties for non-compliance, with GDPR may have a significant adverse effect on our business and operations. Recent legal developments in the European Economic Area (“EEA”), including recent rulings from the Court of Justice of the European Union and from various EU member state data protection authorities, have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA. Similar complexities and uncertainties also apply to transfers from the United Kingdom to third countries. While we have taken steps to mitigate the impact on us, the efficacy and longevity of these mechanisms remains uncertain.

At the state level, we may be subject to law and regulations such as the CCPA. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages for violations and a private right of action for certain data breaches. The CCPA requires covered businesses to provide California residents with new privacy-related disclosures and new ways to opt-out of certain uses and disclosures of personal information. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Additionally, effective in most material respects starting on January 1, 2023, the California Privacy Rights Act (“CPRA”), will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with the authority to implement and enforce the CCPA and the CPRA.

Other states, including Virginia and Colorado, have enacted or are in the process of enacting, or considering similar laws. Compliance with these state statutes, other similar state or federal laws that may be enacted in the future, and other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations, which could cause us to incur substantial costs or require us to change our business practices, including our data practices, in a manner adverse to our business. In particular, certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application. Failure to comply with applicable laws or regulations or to secure personal information could result in investigations, enforcement actions and other proceedings against us, which could result in substantial fines, damages and other liability as well as damage to our reputation and credibility, which could have a negative impact on revenues and profits.

We will be required to post public privacy policies and other documentation regarding our collection, use, disclosure and other processing of personal information. Although we will endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel, contractors, service providers, vendors or other third parties fail to comply with our published policies and documentation. Such failures could carry similar consequences or subject us to potential local, state and federal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices could, even if we are not found liable, be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and other third parties of security breaches involving certain types of data. For example, laws in all 50 U.S. states generally require business to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a breach. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, penalties or fines, litigation and our customers losing confidence in the effectiveness of our security measures and could require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.

Risks Related to Ownership of Thunder Power’s Securities

Risks Related to Ownership of Thunder Power’s Common Stock

The price of our Common Stock may be volatile.

The stock price of our Common Stock may be volatile. The market price for our Common Stock may be influenced by many factors, including the other risks described in this section and the following:

●	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

●	market conditions in the EV sectors;

●	market conditions and sentiment involving companies that have recently completed a business combination with a special purpose acquisition company (“SPAC”);

●	announcements by us or our competitors of significant acquisitions, strategic alliances, joint ventures or capital commitments;

●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for its products;

●	our ability or inability to raise additional capital and the terms on which it is raised;

●	the recruitment or departure of key personnel;

●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our Common Stock, other comparable companies or the industry generally;

●	our failure or the failure of our competitors to meet analysts’ projections or guidance;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	announcement and expectation of additional financing efforts;

●	speculation in the press or investment community;

●	trading volume of our Common Stock;

●	sales of our Common Stock by us or Selling Stockholders;

●	the concentrated ownership of our Common Stock;

●	changes in accounting principles;

●	terrorist acts, acts of war or periods of widespread civil unrest;

●	natural disasters, public health crises and other calamities; and

●	general economic, industry and market conditions.

In addition, the stock markets in general, and the markets for SPAC post-business combination businesses, EV stocks in particular, have experienced extreme volatility during 2024. This volatility can often be unrelated to the operating performance of the underlying business. These broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our operating performance.

We may incur significant costs from class action litigation due to stock volatility.

Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of development efforts for our EVs, the development efforts of future collaborators or competitors, the addition or departure of key personnel, variations in quarterly operating results and changes in market valuations of EV companies. This risk is especially relevant to us because EV companies have experienced significant stock price volatility in recent years, including since the public announcement of our Business Combination in October 2023. In addition, recently there has been significant stock price volatility involving the shares of companies that have recently completed business combinations with SPACs. When the market price of a stock has been volatile, as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. Additionally, there has recently been a general increase in litigation against companies that have recently completed business combinations with SPACs alleging fraud and other claims based on inaccurate or misleading disclosures. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of management.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Common Stock less attractive to investors and may make it more difficult to compare our financial performance with other public companies.

We are an emerging growth company, as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. An emerging growth company may elect to delay the adoption of new or revised accounting standards. As a result, our financial statements may not be comparable to companies that comply with the effective dates of revised accounting standards. Investors may find our Common Stock less attractive because of our reliance on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for their common stock, and the stock price may be more volatile.

Future sales and issuances of Common Stock or rights to purchase Common Stock could result in additional dilution to our stockholders and could cause the price of our Common Stock to decline.

Significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell shares of Common Stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner as determined from time to time. If we sell Common Stock, convertible securities, or other equity securities, current stockholders may be materially diluted by such sales. New investors could gain rights, preferences, and privileges senior to the current holders of our Common Stock.

Pursuant to the 2024 Plan, the Board or a committee appointed by the Board to administer the 2024 Omnibus Equity Incentive Plan (the “Administrator”), is authorized to grant stock options to our employees, non-employee directors, and consultants. Initially, the maximum aggregate number of shares of Common Stock that may be issued pursuant to stock awards under the 2024 Omnibus Equity Incentive Plan is approximately 4,588,005 shares of Common Stock. Annually, on the first trading day of the calendar year, beginning with calendar year 2025, such share reserve will automatically increase by 5% of the total number of shares of Common Stock outstanding as of the last day of the immediately preceding calendar year, unless the Administrator acts prior to January 1 of such year to provide that there will be no increase or a lesser increase in the share reserve for that year.

The issuance of additional shares of Common Stock or other equity securities of equal or senior rank may have some or all of the following effects:

●	the amount of cash available per share, including for payment of dividends in the future, may decrease;

●	the relative voting strength of each previously outstanding share of common stock may be diminished; and

●	the market price of our Common Stock may decline.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Common Stock.

Securities research analysts may publish their own periodic financial projections for our business. These projections may vary widely and may not accurately predict the results that we actually achieve. Our stock price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage or fails to publish reports on us regularly, our stock price or trading volume could decline. If no analysts cover us, the trading price and volume for our Common Stock could be adversely affected.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Common Stock.

The Second Amended and Restated Certificate of Incorporation of the Company (the “Charter”), the Company’s bylaws (the “Bylaws”) and Delaware law contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board. Among other things, the Charter and/or the Company’s Bylaws include the following provisions:

●	permit the Board to issue up to 100,000,000 shares of preferred stock, with any rights, preferences, and privileges as they may designate, including the right to approve an acquisition or other change of control;

●	provide that the number of directors may be changed only by resolution of the Board;

●	provide that, subject to the rights of any series of preferred stock to elect directors, directors may be removed only for cause by the holders of two-thirds (66 and 2/3%) of the voting power of all of the then outstanding shares of voting stock of Combined Company entitled to vote generally at an election of directors;

●	provide that all vacancies, subject to the rights of any series of preferred stock, including newly created directorships, may, except as otherwise required by law, be filled exclusively by the affirmative vote of a majority of the directors then in office, even though less than a quorum, or by a sole remaining director;

●	provide that stockholders seeking to present proposals before a meeting of stockholders or seeking to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and specify requirements as to the form and content of such notice;

●	provide that special meetings of the our stockholders may be called the Board; and

●	provide that the Board will be divided into three classes of directors, with only one class of directors being elected each year and each individual director serving a three-year term, thereby making it more difficult for stockholders to change the composition of the Board.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, as may be amended from time to time (the “DGCL”), which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the board of directors approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the common stock, or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder.

Any provision of the Charter, the Company’s Bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our Common Stock may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our Common Stock may decline. Any of the factors listed below could have a material adverse effect on your investment in our Common Stock and it may trade at a price significantly below the price you paid for it.

Factors affecting the trading price of our Common Stock following the Business Combination may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares available for public sale;

●	any major change in our Board or senior management;

●	sales of substantial amounts of securities by our directors, executive officers, or significant stockholders or the perception that such sales could occur; and

●	other material developments affecting the EV industry.

Broad market and industry factors may materially affect the market price of our Common Stock irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies, notably in the EV industry, which investors perceive to be similar to us could depress our stock price regardless of its business, prospects, financial conditions or results of operations. A decline in the market price for our Common Stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Risks Related to Ownership of Thunder Power’s Warrants

Our warrants became exercisable for our Common Stock thirty (30) days after the completion of the Business Combination, which increased the number of shares eligible for future issuance and resale in the public market.

Outstanding warrants to purchase an aggregate of 10,537,475 shares of our Common Stock became exercisable in accordance with the terms of the Warrant Agreement governing those securities. The public warrants became exercisable 30 days after the completion of the Business Combination. The likelihood that those warrants will be exercised increases if the trading price of our Common Stock exceeds the exercise price of the warrants. The exercise price of these warrants is $11.50 per share. There is no guarantee that the warrants will ever be in the money after they become exercisable prior to their expiration, and as such, the warrants may expire worthless. To the extent warrants are exercised, additional shares of our Common Stock will be issued, which may result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of shares issued upon the exercise of warrants in the public market could adversely affect the market price of our Common Stock.

Once our warrants become exercisable, we may redeem the unexpired warrants prior to their exercise at a time or in a manner that is disadvantageous to you.

As of the date of the annual report, there were 10,537,475 warrants issued and outstanding, which will expire five years after the date of the Closing. We have the ability to redeem outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Common Stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. There can be no assurance that the price of our Common Stock will not exceed the threshold of $16.50 after the Business Combination.

We will notify the warrant agent and publicly announce the call for redemption at least thirty (30) days prior to the redemption date and mail the registered holders by first class mail. We will not redeem the warrants unless a registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Common Stock is available throughout the redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If we elect to redeem the warrants on a cashless basis, we will not receive any cash proceeds from the exercise of such warrants.

Redemption of the outstanding warrants could force you (i) to exercise warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell warrants at the then-current market price when you might otherwise wish to hold warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

The Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the exclusive forum for certain types of actions and proceedings that may be initiated by holders of the warrants.

Pursuant to the Warrant Agreement, any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement shall be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York. The provision will apply to suit, action, proceeding or claim brought to enforce any liability or duty arising under the Securities Act. Notwithstanding the foregoing, the provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in our warrants shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management or Board.

If we do not file and maintain a current and effective prospectus relating to the Common Stock issuable upon exercise of our warrants, warrant holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the shares of Common Stock issuable upon exercise of our warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of our Common Stock that holders will receive upon exercise of our warrants will be fewer than it would have been had such holder exercised such warrant for cash. Further, if an exemption from registration is not available, holders will not be able to exercise on a cashless basis and will only be able to exercise their warrants for cash if a prospectus relating to the shares of Common Stock issuable upon exercise of our warrants is filed and effective. Under the terms of the Warrant Agreement, ewe have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the shares of Common Stock issuable upon exercise of our warrants, until the expiration of our warrants. However, we cannot assure you that it will be able to do so. If we are unable to do so, the potential value of the holder’s warrants may be reduced or such warrants may expire worthless.

Risks Related to Finance, Accounting and Tax Matters

Our actual results could differ from the estimates and assumptions used to prepare our consolidated financial statements.

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses for the periods covered and certain amounts disclosed in the notes to our consolidated financial statements. These estimates are based on information available through the date of the issuance of the consolidated financial statements and actual results could differ from those estimates, which could have a material adverse impact on our financial condition, results of operations and cash flows.

We may need to raise additional funds and these funds may not be available to us when needed. If we cannot raise additional funds when we need them, our business, prospects, financial condition and operating results could be negatively affected.

The sourcing, purchasing, development, and servicing of our projects may be capital-intensive. We may determine that additional funds are necessary. This capital may be necessary to fund our future operations and to locate new opportunities. We may raise additional funds through the issuance of equity, equity related or debt securities or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available on favorable terms when required, or at all. If we cannot raise additional funds when needed, our business, prospects, financial condition and operating results could be materially adversely affected.

Our financial results may vary significantly from quarter to quarter.

We expect our revenue and operating results to vary from quarter to quarter. We may incur significant operating expenses during the start-up and early stages of large contracts and may not be able to recognize corresponding revenue in that same quarter. We may also incur additional expenses when contracts are terminated or expire and are not renewed. We may also incur additional expenses when companies are newly acquired. Payments that may be due to us from our future customers may be delayed due to billing cycles or as a result of failures of government budgets to gain congressional and administration approval in a timely manner.

Additional factors that may cause our financial results to fluctuate from quarter to quarter include those addressed elsewhere in this “Risk Factors” section, including the immediately preceding risk factor, and the following factors, among others:

●	variability in demand for our services and solutions;

●	timing of award or performance incentive fee notices;

●	timing of shipments and deliveries to potential future customers;

●	variable purchasing patterns under blanket purchase agreements and other indefinite delivery/indefinite quantity contracts;

●	terms of potential future contracts which may affect the timing of revenue recognition;

●	costs related to government inquiries;

●	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;

●	strategic investments or changes in business strategy;

●	changes in the extent to which we use subcontractors;

●	potential performance errors in our systems;

●	seasonal fluctuations in our staff utilization rates;

●	changes in our effective tax rate, including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax assets; and

●	the length of sales cycles.

We could be subject to additional tax liabilities.

We are subject to federal, state, and local income taxes in the United States. Determining our provision for income taxes requires significant management judgment, and the ultimate tax outcome may be uncertain. In addition, our provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to our operating or holding structure, changes in the amounts of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in U.S. tax laws. Tax authorities may disagree with our calculation of research and development tax credits, cross-jurisdictional transfer pricing, or other matters and assess additional taxes, interest, or penalties. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes and we believe that our financial statements reflect adequate reserves to cover any such contingencies, there can be no assurance that the outcomes of such examinations will not have a material impact on our results of operations and cash flows. If tax authorities change applicable tax laws, our overall taxes could increase, and our financial condition or results of operations may be adversely impacted.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to income taxes in the United States and other jurisdictions, and our tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;

●	expected timing and amount of the release of any tax valuation allowances;

●	tax effects of stock-based compensation;

●	costs related to intercompany restructurings;

●	changes in tax laws, regulations or interpretations thereof; or

●	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

The issuance and sale of additional shares of Common Stock under the Purchase Agreement may result in dilution to our stockholders and have a negative impact on the market price of our Common Stock.

From time to time following the effectiveness of this registration statement, we may direct Westwood to purchase shares of our Common Stock under the Purchase Agreement. The purchase price for shares will be based on the lowest daily volume weighted average price of our Common Stock during a three consecutive trading day period following delivery of a purchase notice, less a 5% discount. Because this price is based on prevailing market prices at the time of each sale, if our stock price declines, we might need to issue more shares to raise the same amount of funding.

While we have the right to control the timing and amount of sales under the Purchase Agreement, subject to certain conditions, any such issuances would result in dilution to our existing stockholders. The extent of dilution will depend on numerous factors, including:

●	The market price of our Common Stock at the time of each sale

●	The number of shares we ultimately sell to Westwood

●	Other sales of our Common Stock that we may make from time to time

Moreover, additional issuances of Common Stock under the Purchase Agreement could have a negative impact on the market price of our Common Stock. This in turn could:

●	Increase the dilution to existing stockholders from future issuances

●	Impair our ability to raise additional capital through other equity offerings

●	Make it more difficult to meet the Nasdaq continued listing requirements

We are not in compliance with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

On March 7, 2025, Thunder Power Holdings, Inc., a Delaware corporation (the “Company”) received a notification letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company has not regained compliance with Nasdaq Listing Rules 5450(a)(1), which requires the Company’s listed securities to maintain a minimum bid price of $1.00 per share (the “Bid Price Rule”) and 5450(b)(2)(A), which requires the Company to maintain a minimum Market Value of Listed Securities (“MVLS”) of $50,000,000 (the “MVLS Rule”). Accordingly, the Nasdaq Staff has determined that the Company’s securities will be delisted from the Nasdaq Global Market. Unless the Company requests an appeal of Nasdaq’s determination, trading of the Company’s common stock will be suspended at the opening of business on March 18, 2025, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

As previously disclosed in the Company’s Current Report on Form 8-K filed on September 6, 2024, Nasdaq notified the Company on September 4, 2024 that, based upon the closing bid price for the Company’s common stock for the 30 prior consecutive business days, the Company no longer satisfied the Bid Price Rule, and that it had been provided a 180-calendar day grace period to regain compliance with that requirement, through March 3, 2025. As disclosed in the same Form 8-K, Nasdaq also notified the Company that it was not in compliance with the MVLS Rule based upon the Company’s MVLS for the previous 30 consecutive business days, and that it had been provided a 180-calendar day grace period to regain compliance with that requirement, through March 3, 2025.

There can be no assurances that the Panel will grant our request for a hearing or a stay on its suspension of our securities. Additionally, there can be no assurances that the Panel will provide a decision in our favor after the hearing, or that we will be able to remain in compliance with the applicable Nasdaq listing requirements on an ongoing basis.

If our common stock is delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting could also impair the liquidity of our common stock and could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in potential loss of confidence by investors, employees, and fewer business development opportunities.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have an information security program designed to identify, protect, detect and respond to, and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we utilize various security tools that help prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a reasonably timely manner. These include, but are not limited to, internal reporting and tools for monitoring and detecting cybersecurity threats.

We evaluate the risks associated with technology and cybersecurity threats and monitor our information systems for potential weaknesses. We review and test our information technology system on an as-needed basis and also utilize internal team personnel to evaluate and assess the efficacy of our information technology system and enhance our controls and procedures. The results of these assessments are reported to our [Audit Committee] and, from time to time, our Board of Directors.

There can be no assurances that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or are effective in protecting our systems and information.

As of the date of this report, we are not aware of any cybersecurity incidents, that have had a materially adverse effect on our operations, business, results of operations, or financial condition.

Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function. It has delegated oversight of cybersecurity and other information technology risks to the Audit Committee of the Board of Directors. The Audit Committee oversees the implementation of the cybersecurity risk management program.

The Audit Committee receives periodic reports from management on potential cybersecurity risks and threats. The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings from management on the cybersecurity risk management program as needed.

Management is responsible for assessing and managing our material risks from cybersecurity threats. Management has primary responsibility for our overall cybersecurity risk management program and supervises both the internal cybersecurity personnel and external cybersecurity consultants.

The management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants; and alerts and reports produced by security tools deployed in the IT environment. Our cybersecurity incident response plan governs our assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior management and our Board of Directors.

Item 2. Properties

Our executive office Unit 5, 21/F., Westley Square, 48 Hoi Yuen Road, Kwun Tong, Kowloon, Hong Kong. .

Item 3. Legal Proceedings

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our company or any of our subsidiaries or has a material interest adverse to our company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No current director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No current director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No current director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

From time to time, we are subject to various legal proceedings that arise from the normal course of business activities. In addition, from time to time, third parties may assert claims of intellectual property infringement, misappropriation or other violation against us in the form of letters and other forms of communication. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand.

We are not currently a party to any material legal proceedings; however, Mr. Well Sham, our controlling shareholder, is a party to the following legal proceedings:

Criminal prosecution against Mr. Wellen Sham

Taiwan Taipei District Prosecutor’s Office (the “Prosecutor”) initiated a public prosecution against Mr. Wellen Sham on May 2, 2022, currently being litigated in Taiwan Taipei District Court Criminal Division (Taiwan Taipei District Court, Year 2022, Jin-Chong-Su-Zhi, No. 19, the “Criminal Prosecution”). Four court sessions for the Criminal Prosecution have been held. The last court session was on November 16, 2023. In response to the defendant’s request, the court has scheduled a series of hearings starting from March 2024. The Prosecutor currently has 11 indictments against Mr. Sham in the Criminal Prosecution, which include the following alleged charges:

1.	the offense of “causing financial statements to become untrue by other improper means” under the Business Entity Accounting Act of Taiwan as a result of failure to disclose a related party transaction in connection with Electric Power Technology Limited’s (“EPTECH”) purchase of Fund D securities from Sino-JP Fund Co., Ltd because Mr. Sham is associated with EPTECH and Sino-JP Fund Co., Ltd. Inc.

2.	violation of Securities and Exchange Act of Taiwan by misrepresentations of EPTECH’s financial statements, non-arm’s length transaction, and/or breach of Mr. Sham’s fiduciary duty to EPTECH because the Prosecutor alleged those transactions are not in the normal course of business of EPTECH or non-beneficial to EPTECH.

a.	Mr. Sham’s acquisition of shares in Thunder Power Hong Kong Limited (“TPHK”), a company wholly owned by EPTECH, paid for by his GPS patents which the Prosecutor alleged were priced at “an unreasonably high price.”

b.	EPTECH acquired a non-exclusive license for a battery pack patent from TPHK by offsetting the debt owed by TPHK to EPTECH, which the Prosecutor alleged was “orchestrated” by Mr. Sham and was “non-beneficial to EPTECH.”

c.	EPTECH engaged an exclusive authorized agent for the electric coupe and agreed to pay USD $4,950,000 immediately, which the Prosecutor alleged was “orchestrated” by Mr. Sham and was “deemed outside the normal course of EPTECH’s business” and caused significant losses for EPTECH.

d.	EPTECH paid USD $4,480,000 for parts for an electric four-door sedan from TPHK, which the Prosecutor alleged was “arranged” by Mr. Sham, not in the normal course of business of EPTECH and non-beneficial to EPTECH, and constituted a non-arm’s length transaction and a breach of fiduciary duty under the Securities and Exchange Act of Taiwan.

e.	According to the Prosecutor, EPTECH failed to fully disclose the transaction terms to the shareholders when negotiating the land purchase transaction between EPTECH and Xiang Fang International Co., Ltd. (“XFI”) or agreed to alter terms that may have been advantageous to EPTECH, resulting in substantial losses to EPTECH.

3.	Electric Power Technology International Limited (“EPTI”), a subsidiary of EPTECH, granted bonuses to Mr. Sham in the amount of USD $150,000, USD $50,000, and USD $100,000, and EPTECH granted a bonus of NTD 6,000,000 to Mr. Sham. The Prosecutor alleged that those bonuses were granted in violation of fiduciary duty under the Securities and Exchange Act of Taiwan and caused losses for EPTECH.

4.	Thunder Power granted bonuses in the form of an option to purchase approximately 28 million shares of Thunder Power at a price of HKD 1.00 per share to Mr. Sham and his spouse*, which the Prosecutor alleged to have resulted in losses for EPTECH and constituting a breach of fiduciary duty under the Securities and Exchange Act of Taiwan.

5.	EPTECH paid for expenses associated with a seminar hosted by Thunder Power Electric Vehicle Limited (“TPEV”), which the Prosecutor alleged was under the direction of Mr. Sham, constituting a breach of trust under the Criminal Code of Taiwan.

6.	EPTECH paid the salaries of certain employees of TPEV and TPHK, which the Prosecutor alleged was a breach of a fiduciary duty under the Securities and Exchange Act of Taiwan.

7.	According to the Prosecutor, Mr. Sham instructed Mr. Albert Chen to compose a false press release with the aim of disseminating rumors or misleading information as EPTECH’s spokesperson, which the Prosecutor alleged was intended to impact EPTECH’s stock prices and influence investors’ judgments in the stock market, constituting the crime of manipulating the trading prices of securities under the Securities and Exchange Act of Taiwan.

In response to the Prosecutor’s accusations, Mr. Sham sought relief by asserting his innocence, appointing a defense attorney, applying for an investigation of favorable evidence, and actively exercising his right to defend himself.

Civil actions against Wellen Sham

In conjunction with the Criminal Prosecution, Taiwan’s Securities Investor and Futures Trader Protection Center (“SFIPC”) initiated the following civil actions against Mr. Sham:

1.	On October 18, 2022, SFIPC initiated an ancillary civil action to the Criminal Prosecution, requesting that Mr. Sham shall bear liability for damages incurred by EPTECH. This civil action is currently consolidated with the Criminal Prosecution and is under the jurisdiction of Taiwan Taipei District Court Criminal Division, but has not been litigated in court.

2.	Based on the content of the Prosecutor’s indictment, SFIPC initiated a civil suit on August 11, 2022, asserting Mr. Sham should be dismissed from the position of Chairman of EPTECH. This suit is currently being litigated by the Intellectual Property and Commercial Court (Intellectual Property and Commercial Court, Year 2022, Shang-Su-Zi, No. 28). Currently, an agreement to suspend litigation has been reached with the opposing party (SFIPC). It is anticipated that the litigation will resume after the witnesses are summoned in the Criminal Prosecution.

3.	Based on the content of the Prosecutor’s indictment, SFIPC initiated a civil suit on November 7, 2022, asserting that the valuation of Mr. Sham’s GPS patent, acquired through technical investment, is overestimated, and asserts that EPTECH’s financial reports are misleading. SFIPC further asserts that Mr. Sham shall bear liability for damages incurred by investors of EPTECH. This suit is currently being litigated by the Intellectual Property and Commercial Court (Intellectual Property and Commercial Court, Year 2023, Shang-Su-Zi, No. 17). The court has required the SFIPC to bear the burden of proof.

4.	Pursuant to the civil suit of claim for damages of financial misrepresentation (paragraph #3, immediately preceding this paragraph), SFIPC has applied for a provisional seizure procedure. Intellectual Property and Commercial Court has ruled to grant the provisional seizure on November 25, 2022. After Mr. Sham’s appeal, the Supreme Court reverse the original provisional seizure ruling, and on December 29, 2023, the Intellectual Property and Commercial Court changed the ruling (Intellectual Property and Commercial Court, Year 2023, Shang-Quan-Geng-Zi, No. 2) to reducing the amount of the provisional seizure and required the SFIPC to first provide a security deposit before seizing Mr. Sham’s property. This requirement to SFIPC to pay a security deposit is an uncommon practice. Mr. Sham has currently appealed the Intellectual Property and Commercial Court’s remanded ruling on the provisional seizure and is awaiting a decision from the Supreme Court.

While we are unable to predict the outcomes of these matters with certainty, we expect that the final outcomes of these pending matters against Mr. Sham will not, either individually or in the aggregate, have a material adverse effect on our business, results of operations or financial condition; however, we cannot guarantee whether, when and how it would impact our brand, reputation, business, results of operations or financial condition. For additional information about legal proceedings that we may be subject to and the risks to our business related to litigation, see “Risk Factors —Risks Related to Regulation and Litigation — Our affiliated parties such as our major shareholders may be involved in governmental investigations and civil litigation relating to the business affairs of companies with which they are, were or may in the future be affiliated with.”

Item 4. Mine Safety Disclosures

None.

*	Mr. Sham’s spouse is a former director of Thunder Power, who has resigned from all roles with Thunder Power in October 2021.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “AIEV”.

Holders of Record

As of March 25, 2025, there were 70,724,664 shares of common stock issued and outstanding held by approximately 55 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any financing instruments. Our ability to declare dividends may also be limited by restrictive covenants pursuant to any other future debt financing agreements.

Recent Sales of Unregistered Equity Securities

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

In March 2024, April 2024 and June 2024, the Company entered into certain private placement agreements with certain investors, pursuant to which the Company issued 1,310,740 shares of common stock, 44,940 shares of common stock and 1,155,513 shares of common stock, respectively. The Company raised an aggregated proceeds of $946,800 from these private placements. On July 2, 2024, the sellers purchased and the Company issued additional 3,706,461 shares of the Company’s common stock pursuant to the Forward Purchase Agreement and Subscription Agreement. The sellers made a prepayment shortfall of $150,000.

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors”.

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

Recent development

On December 19, 2024, the Company entered into a Share Exchange Agreement (the “Agreement”) with certain shareholders (the “TW Company Shareholders”) of Electric Power Technology Limited, a Taiwan corporation (“TW Company”).

Pursuant to the Agreement, the TW Company Shareholders will exchange 26,079,550 ordinary shares of TW Company for 31,034,666 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Exchange”). Upon completion of the Exchange, the Company will acquire approximately 30.8% of TW Company’s total issued and outstanding shares. The closing of the Exchange is subject to customary conditions, including receipt of all necessary regulatory approvals and the approval of the Company’s shareholders. The Agreement contains customary representations, warranties and covenants by the parties. The closing must occur no later than October 31, 2025. The Agreement may be terminated: (1) by mutual consent of the parties; (2) by either party upon material breach by the other party that remains uncured for 10 days after notice; (3) if the closing has not occurred within 90 days of signing (subject to extension for regulatory approvals); or (4) by either party if a court or regulatory authority permanently enjoins the transaction.

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

Key Components of Results of Operations

The following section presents the key components of our results of operations by the nature of corresponding operating activities for the periods indicated. You should read this financial information in conjunction with those presented elsewhere in this Annual Report including our financial statements and notes to our financial statements.

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

Our operating subsidiary Thunder Power New Electric Vehicles (TPNEV) are under the current and applicable laws of BVI and is not subject to tax on income or capital gains. As of December 31, 2024 and 2023, there was no temporary differences and no deferred tax asset or liability recognized. We do not believe that there was any uncertain tax position as of December 31, 2024 and 2023.

Results of Operations for the years ended December 31, 2024 and 2023

The following table sets forth a summary of our results of operations for the years ended December 31, 2024 and 2023. This information should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	For the Year Ended December 31,
	2024	2023
Revenues	$—	$—

Operating expenses
General and administrative expenses	(2,502,190)	(1,815,071)
Total operating expenses	(2,502,190)	(1,815,071)

Other income (expenses)
Interest income, net	51	—
Foreign currency exchange loss	(212)	(573)
Total other expenses, net	(161)	(573)

Loss before income taxes	(2,502,351)	(1,815,644)
Income tax expenses	—	—
Net loss	$(2,502,351)	$(1,815,644)

General and administrative expenses. For the years ended December 31, 2024 and 2023, our general and administrative expenses were approximately $2.5 million and $1.8 million, respectively. The increase in general and administrative expenses was primarily due to an increase of approximately $0.3 million in professional expenses which were incurred to support the closing of business combination, and an increase of share-based compensation of approximately $0.7 million as we issued 90,000 shares of common stock to three independent directors of FLFV at the consummation of the Business Combination, partially offset by a decrease of share-based settlement expenses of approximately $0.5 million.

Net loss. As a result of the foregoing, we incurred a net loss of approximately $2.5 million and $1.8 million for the years ended December 31, 2024 and 2023.

Liquidity and Capital Resources

To date, we have financed our operating activities primarily through cash raised in loans from related parties (see “Note 9 – Related Party Transactions and Balances”), and equity financing including private placements. As of September 30, 2024, our cash was $142,616.

We have been incurring losses from operations since inception. Accumulated loss amounted to approximately $36.9 million and $34.4 million as of December 31, 2024 and 2023, respectively. Net cash used in operating activities were approximately $1.2 million and $0.7 million for the years ended December 31, 2024 and 2023. As of December 31, 2024, we had a negative working capital of $6.6 million, compared to a working capital of approximately $0.7 million as of December 31, 2023. The working capital excluded the non-cash items, which are prepaid expenses for the certain forward purchase agreement entered into on June 11, 2024, by and among FLFV, the Company and certain investors (the “Forward Purchase Agreement”), deferred offering costs and advance of subscription fees from shareholders. These conditions raised substantial doubts about the Company’s ability to continue as a going concern.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	For the Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(1,227,253)	$(658,729)
Net cash provided by investing activities	929,302	—
Net cash provided by financing activities	153,660	605,250
Net decrease in cash	(144,291)	(53,479)
Cash at beginning of year	196,907	250,386
Cash at end of year	$52,616	$196,907

Operating Activities

Net cash used in operating activities for the years ended December 31, 2024 was approximately $1.2 million, primarily attributable to net loss of approximately $2.5 million, adjusted for non-cash share-based compensation expenses of approximately $1.0 million, an increase of approximately $0.1 million in due to related parties, and an increase of $0.1 million in accrued expenses and other current liabilities incurred for professional consulting expenses since the closing of the Business Combination.

Net cash used in operating activities for the year ended December 31, 2023 was approximately $0.7 million, primarily attributable to net loss of approximately $1.8 million, adjusted for non-cash share-based compensation expenses of approximately $0.3 million, share-based settlement expenses of approximately $0.5 million, and an increase of approximately $0.2 million in amounts due to related parties which paid certain operating expenses on behalf of us.

Investing activities

For the year ended December 31, 2024, we reported cash provided by investing activities of approximately $0.9 million, which was from the reverse acquisition we closed with FLFV in June 2024.

For the year ended December 31, 2023, we did not report cash provided by or used in investing activities.

Financing Activities

For the year ended December 31, 2024, we reported cash provided by financing activities of approximately $0.2 million, which were primarily provided by subscription fees of $0.4 million from shareholders in the private placements raised by TP Holdings, borrowings of approximately $1.0 million from our controlling shareholder, and proceeds of approximately $0.2 million from investors pursuant to Forward Purchase Agreement, partially offset by payment of offering cost of approximately $1.0 million and payment of approximately $0.4 million of extension loans on behalf of the Sponsor.

For the year ended December 31, 2023, we reported cash provided by financing activities of approximately $0.6 million, which were primarily provided by subscription fees of approximately $1.8 million advanced from shareholders, partially offset by payment of approximately $0.6 million of extension loans on behalf of the sponsor of a SPAC and payment of approximately $0.4 million of offering costs.

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

For the years ended December 31, 2024, the sales/revenue condition described above was not met. Currently the Company could not reasonably assess the performance condition for the year ending December 31, 2025.

Other than the above, in the normal course of business, we are subject to loss contingencies, such as certain legal proceedings, claims and disputes. We record a liability for such loss contingencies when the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to the shares of our common stock and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in product development services with us.

Research and Development

We have incurred minimal research and development expenses for the years ended December 31, 2024 and 2023. The researched and development expenses were recorded in “general and administrative expenses” in the consolidated statements of operations.

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

The selection of critical accounting policies, the judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors that should be considered when reviewing our financial statements. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements. You should read the description of critical accounting policies, judgments and estimates in conjunction with our consolidated financial statements and other disclosures included in this Annual Report.

We do not have critical accounting estimates that are related to us. A list of accounting policies, judgements and estimates that are relevant to us is included in notes to our consolidated financial statements included elsewhere in this Annual Report (see “Note 2 – Summary of Significant Accounting Policies”).

Recently Issued Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s condensed consolidated financial statements. A list of recently issued accounting pronouncements that are relevant to us is included in the notes to our consolidated financial statements included elsewhere in this Annual Report (see “Note 2 – Summary of Significant Accounting Policies”).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this report.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this Item 8 are incorporated by reference to information beginning on Page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (the principal executive officer) and our Chief Financial Officer (the principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, as of September 30, 2024, we identified the material weakness that we are lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP technical accounting issues and prepare and review financial statements and related disclosures in accordance with U.S. GAAP and reporting requirements set forth by the SEC. Our management is currently in the process of evaluating the steps necessary to remediate the ineffectiveness, such as (i) hiring a consulting firm with U.S. GAAP experience to strengthen our financial reporting function; (ii) establishing an ongoing program to provide sufficient and appropriate training for financial reporting and accounting personnel, especially training related to U.S. GAAP and SEC reporting requirement.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm.

Prior to June 21, 2024, we were known as Feutune Light Acquisition Corporation, a Delaware corporation (“FLFV”), and Feutune Light Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of FLFV (“Merger Sub”). On October 26, 2023, we entered into a business combination agreement (as amended, the “Business Combination Agreement”) with Thunder Power Holdings Limited, a British Virgin Islands company (“Thunder Power”), pursuant to which on June 21, 2024, Thunder Power merged with and into Merger Sub, with Merger Sub surviving the merger as a wholly owned subsidiary of FLFV (the “Merger”).

FLFV, our predecessor company prior to the consummation of the Merger, is a non-operating public, and the internal controls of the legal acquirer no longer exist as of the assessment date. We are not able to conduct an assessment of Thunder Power, a private operating company prior to the Merger, and we are not able to account FLFV’s internal control over financial reporting in the period bewteen the consummation date of the Merger and the assessment date.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management team, including our Chief Executive Officer and Interim Chief Financial Officer, believes that our disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, the effectiveness of any internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to completely eliminate all potential for misconduct. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in any cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

Trading Plans

During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Current Directors and Executive Officers

The following table provides information regarding our executive officers and members of our board of directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Christopher Nicoll	56	Chief Executive Officer and Director
Pok Man Ho	39	Interim Chief Financial Officer
Dr. Chen ChiWen	49	Director and Chairman of the Board
Mingchih Chen(1)(2)(3)	58	Director
Ferdinand Kaiser (1)(2)(3)	61	Director
Kevin Vassily(1)(2)(3)	58	Director

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the nominating and corporate governance committee.

Executive Officers

Christopher Nicoll serves as our Chief Executive Officer and a member of the Board. Since 2021, Mr. Nicoll operated the Auto Advisory Board Ltd. as a business owner and a commercial automotive consultant, through which he takes on diverse automotive projects and interim roles including, without limitation, implementing commercial, financial and logistics processes for a start-up, supervised technical conversion, homologation and emissions testing, and advised a major European dealer group on its international product launch. Mr. Nicoll has previously served in the capacity of the managing and commercial director of AGT Europe between 2018 and 2020, where he launched the official EU import for Dodge cars, Ram trucks and MOPAR spare parts. Between 2015 and 2018, Mr. Nicoll was the head of marketing and business development at TPEV where he oversaw start-up EV projects such as, without limitation, R&D activities in Italy, and led cross-functional commercial and engineering teams. From 2010 through 2014, Mr. Nicoll held the positions of the head of global network development, head of APAC region, and head of EMEA region at Lotus Cars. Mr. Nicoll received a BA in Business Administration from Middlesex University in the UK and a Diplom Betriebswirt from the Reutlingen University in Germany.

Pok Man Ho serves as our Interim Chief Financial Officer since September 16, 2024. Previously, Mr. Ho was part of Thunder Power since 2015, where he played a pivotal role in corporate finance, financial planning and analysis, human resources, and corporate governance. Over his tenure with Thunder Power he was instrumental in driving strategic decision-making, optimizing resource allocation, and ensuring regulatory compliance. Prior to that, Mr. Ho held regional roles in the insurance and luxury retail industries from 2012 to 2015. During this period, he leveraged his expertise in taxation and human resources cost analysis in Assicurazioni Generali S.p.A. and Gucci Group, respectively. This experience provided him with a comprehensive understanding of the financial and operational challenges faced by multinational corporations in different sectors. Prior to that, Mr. Ho began his career at KPMG in 2009, where he specialized in taxation. During the three-year tenure with KPMG, Mr. Ho gained valuable insight into tax regulations and frameworks, and developed a strong foundation in financial planning and compliance. Mr. Ho graduated from Monash University (Accounting and Finance) in Australia in 2008, and Mr. Ho is a Certified Public Accountant.

Directors

Dr. Chen ChiWen serves as an Independent Director and Chairman of the Board of Directors of the Company following his appointment by the Board of Directors on November 28, 2024. Dr. Chen currently serves as Assistant Professor in the Master of Global Entrepreneurial Management Program at Fu Jen Catholic University and CEO of the Taipei-Ningbo Exchange Foundation. He holds independent directorships at several publicly listed companies including Oceanic Beverages Co., Inc., Skardin Industrial Corp., Electric Power Technology Limited, and ACpay Co., Ltd. Dr. Chen holds a Ph.D. in Business Administration from Fu Jen Catholic University, a Ph.D. in Physical Education from National Taiwan Sport University, and is currently a Ph.D. candidate in Sustainable Energy Technology at National Taiwan University of Science and Technology.

Ferdinand Kaiser serves as an Independent Director of the Company following his appointment by the Board of Directors on November 28, 2024. Mr. Kaiser will serve as Chair of the Compensation Committee. Mr. Kaiser currently serves as COO Project Manager at SANLUCAR in Austria. From 2018 to 2020, he served as Manager Central EU EMEA at DODGE RAM AGT Europe AG, where he was responsible for automotive business management across the EU-27 region. From 2016 to 2018, he was Assistant Vice President of Procurement at Thunder Power Electric Vehicle Limited. Previously, he held several CEO positions within FIAT Group companies, including CEO & Country Manager for FIAT S.p.a Owned Dealer Europe EMEA and CEO & Brand Country Manager for JEEP & Lancia. Mr. Kaiser holds an Academic Diploma in Business Administration from the Vienna University of Economics and Business (Wirtschaftsuniversität Wien).

Mingchih Chen serves as an independent member of the Board since September 11, 2024. Ms. Chen is a highly accomplished professional with a strong background in industrial engineering and academia. With her extensive educational and professional experience, Ms. Chen has made significant contributions to various institutions. Ms. Chen pursued her education at Texas A&M University in the United States. She obtained her Doctoral degree in Industrial Engineering from Texas A&M University from January 1991 to December 1993. Prior to that, she completed her master’s degree in industrial engineering from September 1989 to December 1990. Ms. Chen also holds a bachelor’s degree in industrial engineering from Chung-Yuan Christian University in Taiwan, which she completed from September 1984 to June 1988. Throughout her career, Ms. Chen has held various academic positions and made significant contributions to the field of business administration and industrial engineering. From August 2021 to July 2023, she served as the Executive Director of the Artificial Intelligence Development Center at Fu Jen Catholic University. She also held the position of Director and Professor at Fu Jen Catholic University’s Graduate Institute of Business Administration in New Taipei City from August 2015 to July 2023. Ms. Chen has been a Professor at Fu Jen Catholic University’s Graduate Institute of Business Administration since February 2013. Prior to that, she served as an Associate Professor at the same institution from August 2010 to January 2013. Her academic career also includes positions as an Associate Professor at Chaoyang University of Technology’s Department of Industrial Engineering and Management in Wufeng, Taiwan, from August 1997 to July 2010, and as an Associate Professor at Ming-Chuan University’s Department of Business Management in Taipei, Taiwan, from August 1994 to July 1997. Ms. Chen’s professional experience extends beyond academia. She worked as an Industrial Engineer at Phillip Electronics Company in Chung-Li, Taiwan, from June 1988 to July 1989. In addition, she served as a Post-doctoral Research Associate under Dr. Way Kuo at Texas A&M University from January 1994 to July 1994. With her broad expertise in industrial engineering and business administration, Ms. Chen will bring valuable insights and strategic guidance to our Board. Her extensive academic and professional background ensures that the company benefits from her wealth of knowledge and experience.

Kevin Vassily serves as an independent member of the Board. Mr. Vassily has extensive working experience as a senior management team member serving private and public companies. Mr. Vassily has served as an independent director of FLFV since June 2022. Mr. Vassily is a director of the board of directors of Denali Capital Acquisition Corp. since April 2022, and a member of the board of directors of Aimfinity Investment Corp. I since March 2023, two SPACs listed on Nasdaq. In January 2021, he was appointed Chief Financial Officer, and in March 2021, became a member of the board of directors of iPower Inc. (Nasdaq: IPW), an online hydroponic equipment retailer and supplier. Prior to joining iPower, from 2019 to January 2021, Mr. Vassily served as Vice President of Market Development for Facteus, Inc., a financial analytics company focused on the Asset Management industry. From October 2018 through its acquisition in March 2020, Mr. Vassily served as an advisor at Go Capture (which was acquired by Deloitte China in 2020), where he was responsible for providing strategic, business development, and product development advisory services for the company’s emerging “Data as a Service” platform. Since February 2020, Mr. Vassily has served as a director of Zhongchao Inc. (Nasdaq: ZCMD), a provider of healthcare information, education and training services to healthcare professionals and the public in China. Since July 2018, Mr. Vassily has also served as an advisor at Prometheus Fund, a Shanghai-based merchant bank/private equity firm focused on the “green” economy. From April 2015 through May 2018, Mr. Vassily served as an associate director of research at Keybanc Capital Markets Inc. From June 2010 to April 2015, he served as the director of research at Pacific Epoch, LLC (a wholly-owned subsidiary of Pacific Crest Securities LLC). From May 2007 to May 2010, he served as the Asia Technology business development representative and as a senior analyst at Pacific Crest Securities. From July 2003 to September 2006, he served as senior research analyst in the semiconductor technology group at Susquehanna International Group, LLP. From September 2001 to June 2003, Mr. Vassily served as the vice president and senior research analyst for semiconductor capital equipment at Thomas Weisel Partners Group, Inc. Mr. Vassily began his career on Wall Street in August 1998, as a research associate covering the semiconductor industry at Lehman Brothers. He holds a B.A. in liberal arts from Denison University and an M.B.A. from the Tuck School of Business at Dartmouth College.

Christopher Nicoll serves as a member of the Board. For a brief biography of Mr. Nicoll, please see above under “Executive Officers.”

Role of Board in Risk Oversight

One of the key functions of the Board is the informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through the standing committees of the Board that address risks inherent in each committee’s respective area of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and the audit committee has the responsibility of considering and discussing financial risk exposure and the steps management should take to monitor and control such exposure, including implementing guidelines and policies to govern the process by which risk assessment and management is undertaken.

Board Composition

Our Board consists of five members.

The Board consists of the following members:

●	Christopher Nicoll, Dr. Chen ChiWen, Mingchih Chen, Ferdinand Kaiser, and Kevin Vassily and their terms will expire at the annual meeting of stockholders to be held in 2025;

Director Independence

The Board is expected to annually undertake a review of the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, the following members of the Board were determined by the Board not to have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of Mingchih Chen, Ferdinand Kaiser, and Kevin Vassily are considered to be “independent” as that term is defined under Nasdaq rules.

In making these determinations, the Board has considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances that the Board deems relevant in determining their independence, including the beneficial ownership of the Company’s capital stock by each non-employee director.

Board Committees

The standing committees of the Board consist of the Audit Committee, the Compensation Committee and a Nominating and Corporate Governance Committee, each of which has the composition and the responsibilities described below. Additionally, from time to time, special committees may be established under the direction of the Board, as and when the Board deems it necessary or advisable to address specific matters.

The Chief Executive Officer and other executive officers regularly report to the non-executive directors and each standing committee to ensure effective and efficient oversight of its activities and to assist in proper risk management and the ongoing evaluation of management controls.

Audit Committee

The members of our audit committee are Mingchih Chen, Ferdinand Kaiser, and Kevin Vassily. Mr. Vassily is the Chair of the audit committee and an “audit committee financial expert,” as that term is defined under the SEC rules implementing Section 407 of SOX, and possesses financial sophistication, as defined under the rules of Nasdaq. The Company’s audit committee has the following functions, among others:

●	perform such other functions as the board of directors may from time to time assign to the audit committee.

●	evaluating the performance, independence and qualifications of Thunder Power’s independent auditors and determining whether to retain Thunder Power’s existing independent auditors or engage new independent auditors;

●	monitoring the integrity of Thunder Power’s financial statements and Thunder Power’s compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

●	reviewing the integrity, adequacy and effectiveness of Thunder Power’s internal control policies and procedures;

●	preparing the audit committee report required by the SEC to be included in Thunder Power’s annual proxy statement;

●	discussing the scope and results of the audit with Thunder Power’s independent auditors, and reviewing with management and Thunder Power’s independent auditors Thunder Power’s interim and year-end operating results;

●	establishing and overseeing procedures for employees to submit concerns anonymously about questionable accounting or auditing matters;

●	reviewing Thunder Power’s guidelines and policies on risk assessment and risk management;

●	Reviewing and approving related-party transactions;

●	obtaining and reviewing a report by Thunder Power’s independent auditors at least annually that describes Thunder Power’s independent auditors internal quality control procedures, any material issues raised by review under such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and non-audit services to be performed by Thunder Power’s independent auditors.

The Company’s audit committee operates under a written charter, which satisfies the applicable rules of the SEC and the listing standards of Nasdaq. The foregoing summary of the audit committee’s functions and responsibilities does not purport to be complete and is subject to the provisions of the audit committee’s charter, which is filed with the registration statement of which this prospectus forms a part, which should be read carefully and in its entirety.

Compensation Committee

The members of our compensation committee are Mingchih Chen, Ferdinand Kaiser, and Kevin Vassily. Ferdinand Kaiser serves as Chair of the compensation committee. The Company has adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	approving the retention of compensation consultants and outside service providers and advisors;

●	reviewing and approving, or recommending that the Thunder Power Board approve the compensation of Thunder Power’s executive officers, including annual base salary, annual incentive bonuses, specific performance goals relevant to their compensation, equity compensation, and employment;

●	reviewing and recommending to the Thunder Power Board the compensation of Thunder Power’s directors;

●	administering and determining any award grants under Thunder Power’s 2024 Plan;

●	reviewing and evaluating succession plans for the executive officers;

●	preparing the compensation committee report required by the SEC to be included in Thunder Power’s annual proxy statement; and

●	periodically reviewing Thunder Power’s practices and policies of employee compensation as they relate to risk management and risk-taking incentives.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC. The foregoing summary of the compensation committee’s functions and responsibilities does not purport to be complete and is subject to the provisions of the compensation committee’s charter, which is filed with the registration statement of which this prospectus forms a part, which should be read carefully and in its entirety.

Nominating and Corporate Governance Committee

The members of the Company’s nominating and corporate governance committee are Mingchih Chen, Ferdinand Kaiser, and Kevin Vassily. Ms. Chen serves as Chair of the nominating and corporate governance committee. The Company has adopted a nominating and corporate governance committee charter, which details the purpose and responsibility of the nominating and corporate governance committee, including:

●	identifying, evaluating, and recommending individuals qualified to become members of the Board and its committees;

●	evaluating the performance of the Board and of individual directors;

●	developing and recommending corporate governance guidelines to the Board; and

●	overseeing an annual evaluation of the Board and management.

The nominating and corporate governance committee operates under a written charter, which satisfies the applicable rules of the SEC and the listing standards of Nasdaq. The foregoing summary of the nominating and corporate governance committee’s functions and responsibilities does not purport to be complete and is subject to the provisions of the nominating and corporate governance committee’s charter, which is filed with the registration statement of which this prospectus forms a part, which should be read carefully and in its entirety.

Code of Business Conduct

We have adopted a Code of Business Conduct that applies to the Company’s directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or, persons performing similar functions. The Code of Business Conduct is available on our website at www.aiev.ai/en.  We intend to disclose any amendments to or waivers of our Code of Business Conduct in a Current Report on Form 8-K. Information contained on our website is not incorporated by reference into this prospectus and should not be considered to be part of this prospectus.

Insider Trading Policy

Our board of directors has adopted an Insider Trading Policy which prohibits trading based on “material, nonpublic information” regarding our company or any company whose securities are listed for trading or quotation in the United States. The policy covers all officers and directors of the company and its subsidiaries, all other employees of the company and its subsidiaries, and consultants or contractors to the company or its subsidiaries who have or may have access to material non-public information and members of the immediate family or household of any such person. The policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. The policy is filed as an exhibit to this Annual Report on Form 10-K.

Clawback Policy

Our board of directors has adopted a clawback policy, which provides that in the event we are required to prepare an accounting restatement due to noncompliance with any financial reporting requirements under the securities laws or otherwise erroneous data or we determine there has been a significant misconduct that causes financial or reputational harm, we shall recover a portion or all of any incentive compensation. The policy is filed as an exhibit to this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has been an officer or employee of the Company. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors, or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving on the Board or compensation committee.

Limitation on Liability and Indemnification of Directors and Officers

Our Charter contains certain provisions permitted under the DGCL related to the liability of directors and officers. These provisions eliminate the personal liability for monetary damages resulting from a breach of fiduciary duty as a director, to the fullest extent permitted by the DGCL. Our Bylaws also provide that we may indemnify our directors and officers to the fullest extent permitted by the DGCL and also provide that we must pay expenses, as incurred, to our directors and officers in connection with a legal proceeding to the fullest extent permitted by the DGCL, subject to very limited exceptions.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Non-Employee Director Compensation

The Board reviews director compensation periodically to ensure that director compensation remains competitive such that the Company is able to recruit and retain qualified directors. The Company is in the process of developing a board of directors’ compensation program that is designed to align compensation with the Company’s business objectives and the creation of stockholder value, while enabling the Company to attract, retain, incentivize, and reward directors who contribute to the long-term success of the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2024, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by, or paid to Thunder Power’s executive officers for the fiscal years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)
Christopher Nicoll	2024	45,000	—	—	—	—		45,000
Chief Executive Officer	2023	—	—	—	—	—		—
Wellen Sham	2024	—	—	—	—	—		—
Former Chief Executive Officer	2023	206,110	—	—	—	461,566	(1)	667,676
Chiu Wai Jo	2024	60,987	—	—	—	—		60,987
Director of Financial Planning & Analysis	2023	66,026	—	—	—	—		66,026
Pok Man Ho	2024	89,679	—	—	—	—		89,679
Interim CFO	2023	84,500	—	—	—	—		84,500

(1)	In June 2023, Thunder Power issued 17,008,312 shares of Thunder Power’s common stock at $0.058 per share to Mr. Wellen Sham to settle certain of Thunder Power’s then-outstanding liabilities. On the issuance date, the fair value of the common stock was $0.063 per share, and the fair value of the common stock exceeding Thunder Power’s then-outstanding liabilities was $461,566, which was deemed as share-based compensation to Mr. Wellen Sham. For additional information, see “Note 7 — Common Stocks” and “Note 9 — Share-Based Compensation — Other Share-Based Compensation” to the notes to Thunder Power’s audited consolidated financial statements.

Elements of Compensation

Our compensation program for NEOs consists of the following elements of compensation, each described in greater depth below:

●	base salaries;

●	performance-based bonuses;

●	equity-based incentive compensation; and

●	general benefits.

Base Salary

Base salaries are an annual fixed level of cash compensation to reflect each NEO’s performance, role and responsibilities, and retention considerations.

Performance-Based Bonus

To incentivize management to drive strong operating performance and reward achievement of our company’s business goals, our executive compensation program includes performance-based bonuses for NEOs. Our Compensation Committee has established annual target performance-based bonuses for each NEO during the first quarter of the fiscal year.

Equity Compensation

We may pay equity-based compensation to our NEOs in order to link our long-term results achieved for our stockholders and the rewards provided to NEOs, thereby ensuring that such NEOs have a continuing stake in our long-term success.

General Benefits

Our NEOs are provided with other fringe benefits that we believe are commonly provided to similarly situated executives.

Employment Agreements

Effective July 27, 2022, we executed an employment agreement with Stephan Kim for Mr. Kim to serve as our full time Chief Financial Officer, effective immediately. Mr. Kim shall receive a monthly payment of $12,000 ($144,000 annually) as compensation for his services, and we granted $56,000 worth of restricted stock units (RSUs), which vested 3 months after employment and can be sold after one year. The employment agreement is an at-will agreement and is terminable by either party at any time.

Except as set forth above we do not currently have employment agreements with any of our NEOs.

Employment Agreements

Prior to the Business Combination, Thunder Power did not entered into employment agreements with Messrs. Wellen Sham, Chiu Wai Jo or Pok Man Ho. Following the Business Combination, on September 24, 2024 and September 25, 2024, Thunder Power AI Subsidiary, Inc. (“TPAI”) Thunder Power’s Hong Kong branch, entered into certain employment agreements with Ho Pok Man and Christopher Nicoll, respectively.

Ho Agreement

Based on the employment agreement by and between TPAI and Ho Pok Man (the “Ho Agreement”), effective September 16, 2024, TPAI shall pay Mr. Ho a fixed monthly salary of US$8,000, payable in arrears on the sixth of each month (pro rated for the months if that period of service is less than one calendar month). In addition, TPAI also agreed to issue to Mr. Ho a total of 100,000 the Company’s Common Stock every year (in two instalments, one on January 1, the other on June 1) under the Company’s 2024 Omnibus Equity Incentive Plan. Mr. Ho may also be subject to certain discretionary bonus in form of either cash or options, or both, if the Company’s financial target is achieved.

Nicoll Agreement

Based on the employment agreement by and between TPAI and Christopher Nicoll (the “Nicoll Agreement”), effective July 1, 2024, TPAI shall pay Mr. Nicoll a fixed monthly salary of US$5,000 for the first 3 months of the employment and US$10,000 since then, payable in arrears on the sixth of each month (pro rated for the months if that period of service is less than one calendar month). In addition, TPAI also agreed to issue to Mr. Nicoll a total of 200,000 of the Company’s Common Stock every year, payable on the first day of each quarter, in four equal instalments, under the Company’s 2024 Omnibus Equity Incentive Plan. Mr. Nicoll may also be subject to certain discretionary bonus in form of either cash or options, or both, if the Company’s financial target is achieved.

Director Compensation

None of the non-employee directors received compensation during the fiscal years ended December 31, 2024 and 2023 for services rendered to the Company.

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our Common Stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The director or executive officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material non-public information, subject to compliance with the terms of our insider trading policy. The sale of any shares under such a plan will be subject to the Lock-Up Agreements, to the extent that the selling director or executive officer is a party thereto.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jobs Act. As an emerging growth company, it is exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of its chief executive officer to the median of the annual total compensation of all of its employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this annual report, the beneficial ownership information of each current director, including each nominee for director, of the Company, as well as the Company’s executive officers, and the executive officers and directors as a group. There is no person known to the Company to beneficially own 5% or more of the outstanding shares of the Company’s common stock. Percentage of beneficial ownership is based on 70,724,664 shares of the Company’s common stock outstanding as of the date of this annual report.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of the shares of the Company’s common stock is based upon filings by such persons with the SEC and other information obtained from such persons, if available.

The beneficial ownership percentages set forth in the table below are based on 70,724,664 shares of Common Stock issued and outstanding as as of the date of this annual report, which includes the Earn Out Shares held by Continental Stock Transfer & Trust Company and do not take into account the issuance of any shares of Common Stock upon the exercise of Public Warrants or Sponsor Warrants. In computing the number of shares of Common Stock beneficially owned by a person, we deemed to be outstanding all shares of Common Stock subject to warrants and convertible notes held by the person that are currently exercisable or convertible or may be exercised or converted within 60 days of January 24, 2025. The Company did not deem these shares outstanding, however, for purpose of computing the percentage of ownership of any other person. Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock.

Name and Address of Beneficial Owner(1)	Number of Shares	Percent
Directors and Named Executive Officers:
Christopher Nicoll	—	—
Chiwen Chen	—	—
Mingchih Chen	—	—
Ferdinand Kaiser	—	—
Kevin Vassily	50,000	*
Pok Ho Man	64,200	*
All directors and officers as a group (5 individuals)	114,200	*
Five Percent Holders
Wellen Sham(2)	17,900,564	25.3%

*	Represents less than 1

(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is 221 W 9th St #848, Wilmington, DE 19801.

(2)	Includes:

(a)	10,834,898 shares of Common Stock held of record by Electric Power Technology Ltd, a Taiwanese public company listed in Taiwan (Taiwan List Co. 4529), of which Mr. Sham is a chairperson. Mr. Sham and Ling Houng Sham have a 19.36% interest in the ordinary shares of Electric Power Technology Ltd, and companies with which Mr. Sham is affiliated with have a 20.31% interest in the ordinary shares of Electric Power Technology Ltd. Accordingly, Mr. Sham may be deemed to have or share the beneficial ownership of the shares of Common Stock held directly by Electric Power Technology Ltd. Mr. Sham and Ling Houng Sham disclaim beneficial ownership of the shares held of record by Electric Power Technology Ltd. The principal business address of Electric Power Technology Ltd is 4F, No. 632 Guangfu South Road, Da’an District, Taipei Taiwan.

(b)	4,129,066 shares of Common Stock held of record by Old Gen Holdings LLC, a Delaware limited liability company, of which Mr. Sham is the primary beneficiary. Accordingly, Mr. Sham may be deemed to have or share the beneficial ownership of the shares of Common Stock held directly by Old Gen Holdings LLC. The principal place of business of Old Gen Holdings LLC is 108 W 13th St, Ste. 100, Wilmington DE 19801.

(c)	752,713 shares of Common Stock held of record by Ling Houng Sham, wife of Mr. Sham.

(d)	2,183,887 shares of Common Stock held of record by Mr. Wellen Sham, former Chief Executive Officer of Thunder Power prior to consummation of the Business Combination.

Securities Authorized for Issuance Under Equity Compensation Plans

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

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions Policy

The Board has adopted a related person transaction policy that sets forth the Company’s procedures for the identification, review, consideration and approval or ratification of related person transactions. The policy became effective upon approval by the Board following the consummation of the Business Combination. The Company’s audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions.” The charter of the Company’s audit committee provides that the audit committee will review and approve in advance any related party transaction.

A “related person transaction” is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which:

●	the Company has been or is to be a participant,

●	the amount involved exceeds or will exceed $120,000; and

●	any of the Company’s directors or executive officers or holders of more than 5% of the Company’s capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, the Company’s management must present information regarding the related person transaction to the Company’s audit committee, for review, consideration and approval or ratification. The audit committee will consider all relevant facts and circumstances of such a transaction, including, but not limited to: (i) the related party’s relationship to the Company and interests in the transaction, (ii) the proposed amount involved in the transaction, (iii) whether the transaction was or will be undertaken in the ordinary course of the Company’s and related party’s business, (iv) the way in which any transaction was or is to be initiated, (v) whether the potential related party transaction is on terms comparable to those available from an unrelated third party, (vi) the benefits to the Company of the proposed transaction, and (vii) any other material fact pertinent to the transaction.

Nature of relationships with related parties:

Relationship with the Company
Thunder Power (Hong Kong) Limited (“TP HK”)	Over which the spouse of Mr. Wellen Sham, the Company’s controlling shareholder, exercises significant influence
Thunder Power Electric Vehicle (Hong Kong) Limited (“TPEV HK”)	Over which the spouse of Mr. Wellen Sham, the Company’s controlling shareholder, exercises significant influence
Mr. Wellen Sham	Controlling shareholder of the Company
Ms. Ling Houng Sham	Spouse of Mr. Wellen Sham
Feutune Light Sponsor LLC (“FLFV Sponsor”)	Shareholder of the Company

b. Related party transactions:

		For the Year Ended December 31,
	Nature	2024	2023
TP HK	Rental expenses	$27,681	$27,696

On June 30, 2023, the outstanding balances due to TP HK, TPEV HK and Mr. Wellen Sham as of June 30, 2023 were settled by issuance of 2,183,887 of the Company’s common stock.

For the year ended December 31, 2024, the Company borrowed $951,560 from Mr. Wellen Sham to support the Company’s operations. The borrowings bear interest rate ranging between 8% and 10% and is payable through December 2025. As of December 31, 2024, the Company repaid borrowings of $25,000 to Mr. Wellen Sham.

Balance with related parties:

		For the Year Ended December 31,
	Nature	2024	2023
TP HK(1)	Amount due to the related party	$96,236	$68,992
Mr. Wellen Sham(2)	Amount due to the related party	1,271,415	—
Ms. Ling Houng Sham (2)	Amount due to the related party	208,636	—
FLFV Sponsor(3)	Amount due to the related party	190,000	—
		$1,766,287	$68,992

(1)	The balance due to TP HK represented the payments made by TP HK on behalf of TP Holdings regarding the office rental fee and employee salary expenses. The balance is interest free and is repayable on demand.

(2)

The balance due to Mr. Wellen Sham represented the promissory notes of $560,000 for extension of FLFV, promissory notes of $691,560 for the daily operation of the Company, other payable of $4,000 for payment of operating expenses on behalf of the Company and interest payable of $40,855. The balance due to Ms. Ling Houng Sham represented promissory notes of $200,000 for extension of FLFV and interest payable of $8,636.

Among the promissory notes issued to Mr. Wellen Sham, $260,000 of which was borrowed by Thunder Power and bear interest rate of 8% per annum and were payable on June 21, 2024, $300,000 was borrowed by FLFV which bear interest rate of 10% and is payable on September 19, 2024, $350,060 was borrowed by the Company which bear interest rate of 10% and is payable on September 10, 2025, $100,000 was borrowed by the Company which bear interest rate of 10% and is payable on October 16, 2025, $121,500 was borrowed by the Company which bear interest rate of 8% and is payable on November 12, 2025, and $120,000 was borrowed by the Company which bear interest rate of 8% and is payable on December 9, 2025. As of December 31, 2024, the Company repaid $25,000 to Mr. Wellen Sham. As of the date of this Annual Report, the Company has not settled the promissory notes with Mr. Wellen Sham.

Among the promissory notes issued to Ms. Ling Houng Sham, $100,000 borrowed by Thunder Power which bear interest rate of 8% per annum and were payable on June 21, 2024, and $100,000 borrowed by FLFV which bear interest rate of 8% and is payable on June 21, 2024. As of the date of this Annual Report, the Company has not settled the promissory notes with Ms. Ling Houng Sham.

(3)	In May and June 2024, FLFV issued three promissory notes to the FLFV Sponsor in exchange for an aggregated loans of $190,000 from the FLFV Sponsor, among which $50,000 was payable on closing of the Business Combination, and $140,000 was payable on July 21, 2024. As of the date of this Annual Report, the Company has not settled the promissory notes with FLFV Sponsor.

Item 14. Principal Accountant Fees and Services

Prior Audit Firm

MaloneBailey, LLP (“MaloneBailey”) served as our independent registered public accounting firm from April 25, 2023. At such time, we amicably terminated the engagement of MaloneBailey, and such termination was approved by our Board of Directors and Audit Committee. The reports of MaloneBailey on our financial statements as of and for the fiscal year ended December 31, 2023did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of providing a qualification as to our predecessor’s ability to continue as a going concern. Since its appointment and through the subsequent interim period ended August 1, 2024, there were no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of MaloneBailey, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report; and there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

Current Audit Firm

We have appointed Assentsure PAC (“Assentsure”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2024. BCRG has served as our independent registered public accounting firm since August 1, 2024.

Fees Billed to the Company in fiscal year 2024 and 2023

The following table sets forth the fees billed to us by our principal auditor and former principal auditor professional services rendered during the fiscal years ended December 31, 2023 and our principal auditor, Assentsure PAC, for professional services rendered during the fiscal years ended December 31, 2024:

	31-Dec-24	31-Dec-23
Audit fees(1)	$245,000	$371,750
Audit related fees(2)	$55,300	92
Tax fees(3)	-	-
All other fees	-	-
Total fees	$300,300	$371,842

(1)	Audit Fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements.

(2)	Audit-Related Fees — These consisted principally of the aggregate fees related to audits that are not included Audit Fees.

(3)	Tax Fees — Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our various jurisdictions’ income tax returns.

Pre-Approval Policies and Procedures

The Audit Committee has the authority to appoint or replace our independent registered public accounting firm (subject, if applicable, to stockholder ratification). The Audit Committee is also responsible for the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The independent registered public accounting firm was engaged by, and reports directly to, the Audit Committee.

The Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and Rule 2-01(c)(7)(i)(C) of Regulation S-X, provided that all such excepted services are subsequently approved prior to the completion of the audit. We have complied with the procedures set forth above, and the Audit Committee has otherwise complied with the provisions of its charter.

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(b)	Exhibits

Item 16. Exhibits and Financial Statement Schedules.

(a)	Exhibits.

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date

2.1†*	Agreement and Plan of Merger, dated as of October 26, 2023, by and among Feutune Light Acquisition Corp., Feutune Light Merger Sub, Inc., and Thunder Power Holdings Limited.	8-K	001-41424	Exhibit 2.1	October 27, 2023

2.2*	First Amendment to Agreement and Plan of Merger, dated as of March 19, 2024, by and among Feutune Light Acquisition Corporation, Feutune Light Merger Sub, Inc., and Thunder Power Holdings Limited.	8-K	001-41424	Exhibit 1.1	March 20, 2024

3.1*	Form of Third Amended and Restated Certificate of Incorporation of Thunder Power Holdings, Inc.	Proxy Statement	333-275933	Annex C	May 17, 2024

3.2*	Amended and Restated Bylaws of Thunder Power Holdings, Inc.	8-K	001-41424	Exhibit 3.2	June 27, 2024

4.1*	Amended and Restated Warrant Agreement, dated June 21, 2024, by and between Feutune Light Acquisition Corporation and Continental Stock Transfer & Trust Company.	8-K	001-41424	Exhibit 10.1	June 27, 2024

10.1*	Letter Agreement, dated June 15, 2022, among Feutune Light Acquisition Corporation and certain stockholders.	8-K	333-264221	Exhibit 10.1	June 21, 2022

10.2*	Promissory Note, dated May 20, 2024, issued by Feutune Light Acquisition Corporation to Thunder Power Holdings Limited.	8-K	333-264221	Exhibit 10.1	May 22, 2024

10.3*	Promissory Note, dated May 22, 2024, issued by Feutune Light Acquisition Corporation to Ling Houng Sham.	8-K	333-264221	Exhibit 10.2	May 22, 2024

10.4*	Promissory Note, dated May 22, 2024, issued by Feutune Light Acquisition Corporation to Rockridge International Inc.	8-K	333-264221	Exhibit 10.3	May 22, 2024

10.5*	Promissory Note, dated June 21, 2024, issued by Feutune Light Acquisition Corporation to Wellen Sham.	8-K	001-41424	Exhibit 10.6	June 27, 2024

10.6*	Promissory Note, dated June 21, 2024, issued by Feutune Light Acquisition Corporation to Sam Yu.	8-K	001-41424	Exhibit 10.7	June 27, 2024

10.7*	Promissory Note, dated June 21, 2024, issued by Feutune Light Acquisition Corporation to Sau Fong Yeung.	8-K	001-41424	Exhibit 10.8	June 27, 2024

10.8*	Letter Agreement date June 21, 2024, among Feutune Light Acquisition Corporation and certain stockholders	8-K	001-41424	Exhibit 10.9	June 27, 2024

10.9*	Forward Purchase Agreement, dated June 11, 2024, by and among Feutune Light Acquisition Corporation, Thunder Power Holdings Limited, Meteora Select Trading Opportunities Master, LP, Meteora Capital Partners, LP and Meteora Strategic Capital, LLC.	8-K	001-41424	Exhibit 10.1	June 13, 2024

10.10*	Subscription Agreement, dated June 11, 2024, by and among Feutune Light Acquisition Corporation, Meteora Select Trading Opportunities Master, LP, Meteora Capital Partners, LP and Meteora Strategic Capital, LLC.	8-K	001-41424	Exhibit 10.2	June 13, 2024

10.11*	Escrow Agreement, dated June 21, 2024, by and between Feutune Light Acquisition Corporation, Wellen Sham, Yuanmei Ma and Continental Stock Transfer & Trust Company.	8-K	001-41424	Exhibit 10.2	June 27, 2024

10.12*	Letter Agreement re Settlement of Outstanding Note, dated June 21, 2024, by and between Feutune Light Acquisition Corporation and certain promissory noteholders.	8-K	001-41424	Exhibit 10.9	June 27, 2024

10.13*	Form of Non-Competition Agreement.	8-K	001-41424	Exhibit 10.3	June 27, 2024

10.14*	Form of Lock-up Agreement.	8-K	001-41424	Exhibit 10.4	June 27, 2024

10.15#*	Form of Indemnification Agreement.	8-K	001-41424	Exhibit 10.5	June 27, 2024

10.16#*	2024 Omnibus Equity Incentive Plan.	Proxy Statement	333-275933	Annex D	May 17, 2024

10.17*	Common Stock Purchase Agreement, dated August 20, 2024, by and between Thunder Power Holdings, Inc. and Westwood Capital Group LLC.	8-K	001-41424	Exhibit 10.1	August 21, 2024

10.18*	Registration Rights Agreement, dated August 20, 2024, by and between Thunder Power holdings, Inc. and Westwood Capital Group LLC	8-K	001-41424	Exhibit 10.2	August 21, 2024

10.19*	Promissory Note, dated October 10, 2024, issued by Thunder Power Holdings, Inc. to Wellen Sham.	Form S-1	333-283040	Exhibit 10.19	November 6, 2024

10.20#*	Employment Agreement with Ho Pok Man.	Form S-1	333-283040	Exhibit 10.20	November 6, 2024

10.21#*	Employment Agreement with Christopher Nicoll.	Form S-1	333-283040	Exhibit 10.21	November 6, 2024

10.22*	Capital Markets Advisory Agreement, dated May 15, 2024, by and between Thunder Power Holdings, Inc. and Benjamin Securities, Inc.	Form S-1	255-30173	Exhibit 10.26	January 14, 2025

10.23*	First Amendment to Capital Markets Advisory Agreement, dated June 21, 2024, by and between Thunder Power Holdings, Inc. and Benjamin Securities, Inc.	Form S-1	255-30173	Exhibit 10.27	January 14, 2025

10.24*	The Share Exchange Agreement	Proxy Statement	257-20030	Appendix A	January 29, 2025

10.25*	The Amendment Agreement	Proxy Statement	257-20030	Appendix B	January 29, 2025

14*	Code of Business Conduct.	Form S-1	333-283040	Exhibit 14	November 6, 2024

19.1**	Insider Trading Policy

21.1*	List of Subsidiaries of Thunder Power Holdings, Inc.	Form S-1	333-283040	Exhibit 21.1	November 6, 2024

24**	Power of Attorney (included on signature page to initial filing of this Registration Statement).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1*	Audit Committee Charter.	Form S-1		99.1	November 6, 2024

99.2*	Compensation Committee Charter.	Form S-1		99.2	November 6, 2024

99.3*	Nominating and Corporate Governance Committee Charter.	Form S-1		99.3	November 6, 2024

97**	Policy relating to recovery of compensation

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously Filed.

**	Filed herewith

†	Certain portions of this exhibit (indicated by “***”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is not material and is the type of information that the Registrant treats as private or confidential. The Registrant agrees to furnish supplementally a copy of such schedules, or any section thereof, to the SEC upon request.

#	Indicate management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2025	Thunder Power Holdings, Inc.

	By:	/s/ Christopher Nicoll
	Name:	Christopher Nicoll
	Title:	Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Nicoll	Chairperson of the Board, President, Chief Executive Officer	March 31, 2025
Christopher Nicoll	(principal executive officer) and interim Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Pok Man Ho	Interim Chief Financial Officer	March 31, 2025
Pok Man Ho

/s/ Chiwen Chen	Director and Chairman of the Board	March 31, 2025
Chiwen Chen

Director
Mingchih Chen

/s/ Ferdinand Kaiser	Director	March 31, 2025
Ferdinand Kaiser

/s/ Kevin Vassily	Director	March 31, 2025
Kevin Vassily

THUNDER POWER HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders and the Board of Directors of Thunder Power Holdings Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Thunder Power Holdings Inc and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023 and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flow for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2024 and 2023, and the results of its income and comprehensive income and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has accumulated deficits of $36,932,246 and $34,429,895 as of December 31, 2024 and 2023, respectively and loss from operations of $2,502,351 and $1,815,644 in 2024 and 2023, respectively. These factors raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Assentsure PAC

Singapore

March 31, 2025

PCAOB ID Number 6783

We have served as the Company’s auditor since 2023.

THUNDER POWER HOLDINGS, INC.

(f/k/a Feutune Light Acquisition Corporation)
CONSOLIDATED BALANCE SHEETS
As of December 31, 2024 and 2023
(Expressed in U.S. dollar, except for the number of shares)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$52,616	$196,907
Deferred offering costs	—	429,750
Prepaid expenses for forward purchase contract	13,114,964	—
Other current assets	382,865	623,221
Total Current Assets	13,550,445	1,249,878

Non-current Assets
Property and equipment, net	—	1,974
Right of use assets	4,614	5,740
Total Non-current Assets	4,614	7,714

Total Assets	$13,555,059	$1,257,592

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Advance of subscription fees from shareholders	$—	$590,000
Amount due to related parties	1,766,287	68,992
Other payable and accrued expenses	2,340,440	97,297
Lease liabilities	3,455	—
Underwriter fee payable	2,921,250	—
Total Current Liabilities	7,031,432	756,289
Total Liabilities	7,031,432	756,289

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 50,724,664 and 37,488,807 shares issued and outstanding at December 31, 2024 and 2023, respectively)*	5,073	3,749
Additional paid-in capital*	43,450,667	34,927,449
Accumulated loss	(36,932,246)	(34,429,895)
Accumulated other comprehensive income	133	—
Total Shareholders’ Equity	6,523,627	501,303
Total Liabilities and Shareholders’ Equity	$13,555,059	$1,257,592

*	The share information and additional paid-in capital are presented on a retroactive basis to reflect the reverse recapitalization on June 21, 2024 (see the discussion under the heading “Reverse Recapitalization” in “Note 1 – Organization and Business Description”).

The accompanying notes are an integral part of the financial statements.

THUNDER POWER HOLDINGS, INC.

(f/k/a Feutune Light Acquisition Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2024 and 2023
(Expressed in U.S. dollar, except for the number of shares and loss per share)

	For the Year Ended December 31,
	2024	2023
Revenues	$—	$—

Operating expenses
General and administrative expenses	(2,502,190)	(1,815,071)
Total operating expenses	(2,502,190)	(1,815,071)

Other income (expenses)
Interest income, net	51	—
Foreign currency exchange loss	(212)	(573)
Total other expenses, net	(161)	(573)

Loss before income taxes	(2,502,351)	(1,815,644)
Income tax expenses	—	—
Net loss	(2,502,351)	(1,815,644)

Other comprehensive income
Foreign currency adjustments	133	—
Comprehensive loss	$(2,502,218)	$(1,815,644)

Loss per share – basic and diluted*	$(0.06)	$(0.05)
Weighted average shares – basic and diluted*	44,736,947	34,870,846

*	The shares and per share information are presented on a retroactive basis to reflect the reverse recapitalization on June 21, 2024 (see the discussion under the heading “Reverse Recapitalization” in “Note 1 - Organization and Business Description”).

The accompanying notes are an integral part of the consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICITS)
For the Years Ended December 31, 2024 and 2023
(Expressed in U.S. dollar, except for the number of shares)

	Common stock		Additional		Accumulated other	Total shareholders’
	Number of stock*	Amount*	paid-in capital *	Accumulated loss	comprehensive income	equity (deficits)
Balance as of December 31, 2022	31,754,844	$3,175	$32,091,251	$(32,614,251)	$—	$(519,825)
Capital injection from shareholders	5,583,236	559	2,762,215	—	—	2,762,774
Issuance of ordinary shares to a related party to settle liabilities due to the related party	150,727	15	73,938	—	—	73,953
Share-based compensation	—	—	45	—	—	45
Net loss				(1,815,644)	—	(1,815,644)
Balance as of December 31, 2023	37,488,807	$3,749	$34,927,449	$(34,429,895)	$—	$501,303
Capital injection from shareholders	2,511,193	251	946,549	—	—	946,800
Reverse recapitalization (Note 1)	5,279,673	528	3,911,563	—	—	3,912,091
Issuance of common stock to a financial advisor (Note 8)	1,200,000	120	(120)	—	—	—
Issuance of common stock to independent directors	90,000	9	899,991	—	—	900,000
Share-based compensation	—	—	107,712	—	—	107,712
Settlement of working capital loans	289,960	29	2,635,971	—	—	2,636,000
Issuance of ordinary shares pursuant to forward purchase contracts	3,706,461	371	(371)	—	—	—
Issuance of ordinary shares pursuant to a private placement	150,000	15	(15)	—	—	—
Share-based compensation to non-employees (Note 11)	8,570	1	21,938	—	—	21,939
Net loss	—	—	—	(2,502,351)	—	(2,502,351)
Foreign exchange adjustments	—	—	—	—	133	133
Balance as of December 31, 2024	50,724,664	$5,073	$43,450,667	$(36,932,246)	$133	$6,523,627

*	The share information and additional paid-in capital are presented on a retroactive basis to reflect the reverse recapitalization on June 21, 2024 (see the discussion under the heading “Reverse Recapitalization” in “Note 1 - Organization and Business Description”).

The accompanying notes are an integral part of the consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024 and 2023
(Expressed in U.S. dollar)

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,502,351)	$(1,815,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	1,974	4,366
Amortization of right of use assets	26,995	26,718
Share-based compensation	1,007,712	331,295
Share-based settlement expenses	—	479,174
Changes in operating assets and liabilities:
Other current assets	(6,997)	(8,221)
Amount due to related parties	130,735	236,803
Other payable and accrued expenses	137,093	86,269
Lease liabilities	(22,414)	511
Net cash used in operating activities	(1,227,253)	(658,729)

Cash flows from investing activities:
Cash acquired in reverse capitalization	929,302	—
Net cash provided by investing activities	929,302	—

Cash flows from financing activities:
Subscription fees advanced from shareholders	—	1,750,000
Subscription fees received from shareholders	356,800	—
Payment of offering cost	(999,700)	(429,750)
Return of subscription fees to an investor	—	(100,000)
Borrowings from related parties	1,051,560	—
Repayment of borrowings to a related party	(25,000)	—
Payment of extension loans	(380,000)	(300,000)
Payment of extension loans on behalf of a third party	—	(315,000)
Proceeds of prepayment shortfall under forward purchase contract	150,000	—
Net cash provided by financing activities	153,660	605,250

Net decrease in cash	(144,291)	(53,479)
Cash at beginning of year	196,907	250,386
Cash at end of year	$52,616	$196,907

Supplemental cash flow information
Cash paid for interest expense	$—	$—
Cash paid for income tax	$—	$—

Non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$25,824	$—
Transfer of advance of subscription fees from shareholders to equity	$590,000	$1,460,000
Payable of expenses directly related to the business combination	$1,353,913	—
Issuance of ordinary shares to settle the liabilities due to a controlling shareholder	$—	$609,958
Issuance of ordinary shares to settle the liabilities due to a related party	$—	$56,346
Issuance of ordinary shares to settle working capital loans	$2,636,000	$—
Share based compensation to a non-employee as part of offering cost	$21,939	$—

The accompanying notes are an integral part of the consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS DESCRIPTION

History of Thunder Power Holdings Limited (“TP Holdings”)

TP Holdings is a company incorporated under the laws and regulations of the British Virgin Islands with limited liability on December 31, 2015. TP Holdings is a parent holding company with no operations.

TP Holdings has one wholly-owned subsidiary, Thunder Power New Energy Vehicle Development Company Limited (“TP NEV”) which was established in accordance with laws and regulations of British Virgin Islands on October 19, 2016.

TP Holdings together with TP NEV, are engaged in design, development and manufacturing of high-performance electric vehicles. As of December 31, 2024 and 2023, its operations activities were carried out in Taiwan and its management team are currently located in Taiwan and USA.

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

Upon closing of the Business Combination, the Company acquired all of the issued and outstanding securities of TP Holdings in exchange for (i) 40,000,000 shares of common stock, par value $0.0001 per share, and (ii) earn out payments consisting of up to an additional 20,000,000 shares of common stock (the “Earnout Shares”) if the Company meets certain revenue performance targets in the following years through December 31, 2026 (see “Note 12 – Contingent Consideration”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Entry into share exchange agreement

On December 19, 2024, the Company entered into a Share Exchange Agreement (the “Agreement”) with certain shareholders (the “TW Company Shareholders”) of Electric Power Technology Limited, a Taiwan corporation (“TW Company”).

Pursuant to the Agreement, the TW Company Shareholders will exchange 26,079,550 ordinary shares of TW Company for 31,034,666 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Exchange”). Upon completion of the Exchange, the Company will acquire approximately 30.8% of TW Company’s total issued and outstanding shares. The closing of the Exchange is subject to customary conditions, including receipt of all necessary regulatory approvals and the approval of the Company’s shareholders. The Agreement contains customary representations, warranties and covenants by the parties. The closing must occur no later than October 31, 2025. The Agreement may be terminated: (1) by mutual consent of the parties; (2) by either party upon material breach by the other party that remains uncured for 10 days after notice; (3) if the closing has not occurred within 90 days of signing (subject to extension for regulatory approvals); or (4) by either party if a court or regulatory authority permanently enjoins the transaction.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), as determined by the Financial Accounting Standards Board (“FASB”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for expected credit losses, valuation allowance of deferred tax assets and other provisions and contingencies. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

As of December 31, 2024 and 2023, financial instruments of the Company primarily comprised of current assets and current liabilities including cash, other current assets, due to related parties, other payables, lease liabilities and underwriter fee payable. The carrying amount of these current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Foreign currency translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing on the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates on the date of the balance sheet.

The reporting currency of the Company and its subsidiaries is U.S. dollars (“US$”).

In general, for consolidation purposes, assets and liabilities of the Company and its subsidiaries whose functional currency is not the US$, are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of the Company and its subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of shareholders’ equity.

Translation of amounts from TWD into US$ has been made at the following exchange rates for the respective periods:

	December 31, 2024	December 31, 2023
TWD exchange rate for balance sheet items, except for equity accounts	32.79	-

	For the Year Ended December 31,
	2024	2023
TWD exchange rate for items in the statements of operations and comprehensive loss, and statements of cash flows	32.31	-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 2, 2024, the Sellers purchased and the Company issued additional 3,706,461 shares of the Company’s common stock to Meteora pursuant to the Forward Purchase Agreement and Subscription Agreement. The sellers made a prepayment shortfall of $150,000. The Company recorded the proceeds from shortfall prepayments as a reduction against the account of “prepaid expenses for forward purchase contract”. As of December 31, 2024, the Company had outstanding balance of prepaid expenses for forward purchase contract of $13,114,964.

Property and equipment, net

Property and equipment primarily consist of office equipment. Office equipment is stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful lives of five years.

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statement of operations.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company impaired the property and equipment with net book value of nil for the year ended December 31, 2024.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

For the year ended December 31, 2024, the Company paid a total of $500,000 to both underwriters. As of December 31, 2024, the Company had underwriter fee payable of $2,921,250.

General and administrative expenses

General and administrative expenses consist primarily of salaries, share-based compensation and benefits for employees involved in general corporate functions, depreciation, legal and professional services fees, rental and other general corporate related expenses.

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

Under the current and applicable laws of BVI, both TP Holdings and TP NEV are not subject to tax on income or capital gains. As of December 31, 2024 and 2023, there were no temporary differences and no deferred tax asset or liability recognized. The Company does not believe that there was any uncertain tax positions as of December 31, 2024 and 2023.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets as of December 31, 2024 and 2023.

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

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recently issued accounting standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This pronouncement introduces new disclosure requirements aimed at enhancing transparency in financial reporting by requiring disaggregation of specific income statement expense captions. Under the new guidance, entities are required to disclose a breakdown of certain expense categories, such as: employee compensation; depreciation; amortization, and other material components. The disaggregated information can be presented either on the face of the income statement or in the notes to the financial statements, often using a tabular format. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact. In January 2025, the FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company assesses that the adoption of these ASUs will not have a material impact on the Company’s consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows.

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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on it’s the consolidated financial position, statements of operations and cash flows.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Significant risks and uncertainties

Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of December 31, 2024, the Company held cash of $52,616, among which $10,679 was deposits in bank accounts in Taiwan, $131,687 deposited in bank accounts in the United States and $250 in bank accounts in Hong Kong.

Bank accounts in each bank in Taiwan is insured by the government authority with the maximum limit of TW$3,000,000 (equivalent to approximately $91,500). Each bank account in the United States is insured by Federal Deposit Insurance Corporation (“FDIC”) insurance with the maximum limit of $250,000. Each bank account in Hong Kong is insured by the government authority with the maximum limit of HK$500,000 (equivalent to approximately $64,400). To limit exposure to credit risk relating to deposits, the Company primarily place cash and cash equivalent deposits with large financial institutions in the United States and Hong Kong which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

3. GOING CONCERN

The Company has been incurring losses from operations since its inception. The Company had limited operations and did not generate any revenue for the financial year ended December 31, 2024, and 2023 respectively. This resulted in an accumulated deficit of $36,932,246 and $34,429,895, loss from operations of $2,502,351 and $1,815,644 and net cash outflows from operating activities of $1,227,253 and $658,729 in 2024 and 2023 respectively. The working capital excluded the non-cash items, which are prepaid expenses for the Forward Purchase Agreement, deferred offering costs and advance of subscription fees from shareholders. These conditions raised substantial doubts about the Company’s ability to continue as a going concern.

The Company’s liquidity is based on its ability to obtain capital financing from equity interest investors and borrow funds on favorable economic terms to fund its general operations and capital expansion needs. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully raise more capitals and execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtaining funds from outside sources of financing to generate positive financing cash flows. Currently, the Company is working to improve its liquidity and capital sources mainly through borrowing from related parties and obtaining financial support from its principal shareholder who has agreed to continue providing funds for the Company’s working capital needs whenever needed.

In addition, in order to fully implement its business plan and sustain continued growth, the Company is also actively seeking financing from outside investors, borrowings from related parties and financial institutions. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditure, working capital, and other requirements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset and the amounts or classification of liabilities that may result from the outcome of this uncertainty.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31, 2024	December 31, 2023
Payments made on behalf of the Sponsor(a)	$—	$300,000
Payments made on behalf of a third party(b)	315,000	315,000
Prepaid expenses	67,865	8,221
	$382,865	$623,221

(a)	As discussed in Note 1, TP Holdings entered into a Merger Agreement with FLFV and its Merger Sub. The balance of payments on behalf of the Sponsor represented the payments of extension loans in an amount of $300,000 made by TP Holdings on behalf of the Sponsor. The balance was deducted against additional paid-in capital upon the closing of the Business Combination in 2024.

(b)	Before entering into a Merger Agreement with FLFV, TP Holdings entered into a letter of intent with Aetherium Acquisition Corp. (“GMFI”) to explore a potential business combination. TP Holdings paid extension loans in an amount of $300,000 and working capital loans in an amount of $15,000 on behalf of GMFI. In March 2024, the letter of intent with GMFI was terminated.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2024	December 31, 2023
Office equipment	$—	$302,196
Less: accumulated depreciation	—	(300,222)
	$—	$1,974

Depreciation expense was $1,974 and $4,366 for the years ended December 31, 2024 and 2023, respectively. For   the year ended December 31, 2024, the Company fully wrote off its office equipment with net book value of $nil.

6. OPERATING LEASE

In March 2022, TP Holdings entered into one office spaces lease agreement (“March 2022 lease arrangement”) in Hong Kong under non-cancellable operating lease, with lease terms of 24 months. In March 2024, the March 2022 lease arrangement extended for 12 months through March 2025. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

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

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. OPERATING LEASE (cont.)

For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. The Company records the straight-line lease expense and any contingent rent, if applicable, in general and administrative expenses on the consolidated statements of income and comprehensive income.

The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For short-term leases, the Company records operating lease expense in its consolidated statements of income and comprehensive income on a straight-line basis over the lease term and record variable lease payments as incurred.

The table below presents the operating lease related assets and liabilities recorded on the consolidated balance sheets.

	December 31, 2024	December 31, 2023
Right of use assets	$4,614	$5,740

Operating lease liabilities, current	3,455	$—
Operating lease liabilities, noncurrent	—	—
Total operating lease liabilities	$3,455	$—

In June 2023, the Company issued ordinary shares to settle obligations due to related parties, including lease liabilities of $131,588 (Note 7). As of December 31, 2023, the Company had no outstanding lease liabilities.

Other information about the Company’s leases is as follows:

	For the Year Ended December 31,
	2024	2023
Weighted average remaining lease term (years)	$0.21	$0.21
Weighted average discount rate	5.5%	5.5%

Operating lease expenses were $27,681 and $27,696, respectively, for the years ended December 31, 2024 and 2023.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. OTHER PAYABLE AND ACCRUED EXPENSES

Other payable and accrued expenses consisted of the following:

	December 31, 2024	December 31, 2023
Accrued professional expenses incurred for Business Combination (a)	$1,176,358	$—
Accrued exercise tax on repurchases of common stocks (b)	913,742	—
Others	250,340	97,297
	$2,340,440	$97,297

(a)	As of December 31, 2024, the balance of accrued professional expenses incurred for business combination consisted of expenses payable to a financial advisor, the counselor, public relation service providers and transfer agent.

(b)	On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. As of December 31, 2024, the amount of the excise tax was accrued at 1% of the fair market value of the shares repurchased at the time of the repurchase.

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

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. EQUITY (cont.)

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

As of December 31, 2024, the Company had 50,716,094 shares of common stock issued and outstanding.

Preferred Stock

The Company has 100,000,000 shares of Preferred Stock authorized with par value $0.0001 per share. As of December 31, 2024, the Company had nil shares of Preferred Stock issued and outstanding.

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

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. EQUITY (cont.)

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

Other Warrants

Upon closing of the Business Combination on June 21, 2024, the Sponsor had provided a total of $2,636,000 in working capital loans and elected to convert all such working capital loans into 263,600 working capital units, which include 263,600 shares of common stock, par value $0.0001 per share, 263,600 warrants, each of which may be exercised into one share of common stock of the Company, and 263,600 rights, each of which entitles the holder to receive one-tenth of one share of common stock of the Company at the closing of the Business Combination. On December 31, 2024, the Company issued 263,600 warrants to the Sponsor.

As of December 31, 2024, the Company had issued and outstanding 10,537,475 warrants to purchase 10,537,485 shares of common stock.

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

On June 21, 2024, the Company issued 1,027,386 shares of common stock to settle the rights. As of December 31, 2024, the Company did not have outstanding rights.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES

Cayman Islands

Under the current laws of the Cayman Islands, the Company is not subject to tax on income or capital gain. Additionally, upon payments of dividends to the shareholders, no Cayman Islands withholding tax will be imposed.

British Virgin Islands

Under the current and applicable laws of BVI, TP Holdings and TP NEV are not subject to tax on income or capital gains.

Hong Kong

TP HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate for the first HKD$2 million of assessable profits is 8.25% and assessable profits above HKD$2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong, effective from the year of assessment 2018/2019. Before that, the applicable tax rate was 16.5% for corporations in Hong Kong.

Taiwan

TP TW is incorporated in Taiwan and is subject to Taiwan corporate income tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Taiwan tax laws. The applicable tax rate for the first TW$120,000 of assessable profits is exempt from tax and assessable profits above TWD$120,000 will be subject to the rate of 20% for resident companies in Taiwan.

For the year ended December 31, 2024 and 2023, the Company did not incur income tax expenses. Below is a reconciliation of the statutory tax rate to the effective tax rate:

	December 31, 2024	December 31, 2023
BVI statutory income tax rate	0%	0%
Effect of different income tax rates in other jurisdictions	0.4%	0%
Effect of changes in valuation allowance	(0.4)%	0%
Effective tax rate	0%	0%

Deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 consist of the following:

	December 31, 2024	December 31, 2023
Net operating losses carryforwards	$9,701	$—
Less: valuation allowance	(9,701)	—
Total deferred tax assets	$—	$—

As of December 31, 2024, the Company had net operating loss carrying forwards of $117,590 from the Company’s Hong Kong subsidiaries, which will be carried forward indefinitely to offset future profits of the Company’s Hong Kong subsidiaries. The Company evaluates its valuation allowance requirements at end of each reporting period by reviewing all available evidence, both positive and negative, and considering whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in income from operations. The future realization of the tax benefit of an existing deductible temporary difference ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under applicable tax law. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. As of December 31, 2024, full valuation allowance of was provided against deferred tax assets arising from net operation losses carryforwards as the Company assessed that it was more likely than not that that the net operating losses would not be fully utilized before expiration.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2024 and 2023, the Company did not have any unrecognized uncertain tax positions and the Company does not believe that its unrecognized tax benefits will change over the next twelve months. For the years ended December 31, 2024 and 2023, the Company did not incur any interest and penalties related to potential underpaid income tax expenses.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RELATED PARTY TRANSACTIONS AND BALANCES

a. Nature of relationships with related parties:

Relationship with the Company
Thunder Power (Hong Kong) Limited (“TP HK”)	Over which the spouse of Mr. Wellen Sham, the Company’s controlling shareholder, exercises significant influence
Thunder Power Electric Vehicle (Hong Kong) Limited (“TPEV HK”)	Over which the spouse of Mr. Wellen Sham, the Company’s controlling shareholder, exercises significant influence
Mr. Wellen Sham	Controlling shareholder of the Company
Ms. Ling Houng Sham	Spouse of Mr. Wellen Sham
Feutune Light Sponsor LLC (“FLFV Sponsor”)	Shareholder of the Company

b. Related party transactions:

		For the Year Ended December 31,
	Nature	2024	2023
TP HK	Rental expenses	$27,681	$27,696

On June 30, 2023, the outstanding balances due to TP HK, TPEV HK and Mr. Wellen Sham as of June 30, 2023 were settled by issuance of 2,183,887 of the Company’s common stock.

For the year ended December 31, 2024, the Company borrowed $951,560 from Mr. Wellen Sham to support the Company’s operations. The borrowings bear interest rate ranging between 8% and 10% and is payable through December 2025. As of December 31, 2024, the Company repaid borrowings of $25,000 to Mr. Wellen Sham.

c. Balance with related parties:

		For the Year Ended December 31,
	Nature	2024	2023
TP HK(1)	Amount due to the related party	$96,236	$68,992
Mr. Wellen Sham(2)	Amount due to the related party	1,271,415	—
Ms. Ling Houng Sham (2)	Amount due to the related party	208,636	—
FLFV Sponsor(3)	Amount due to the related party	190,000	—
		$1,766,287	$68,992

(1)	The balance due to TP HK represented the payments made by TP HK on behalf of TP Holdings regarding the office rental fee and employee salary expenses. The balance is interest free and is repayable on demand.

(2)

The balance due to Mr. Wellen Sham represented the promissory notes of $560,000 for extension of FLFV, promissory notes of $691,560 for the daily operation of the Company, other payable of $4,000 for payment of operating expenses on behalf of the Company and interest payable of $40,855. The balance due to Ms. Ling Houng Sham represented promissory notes of $200,000 for extension of FLFV and interest payable of $8,636.

Among the promissory notes issued to Mr. Wellen Sham, $260,000 of which was borrowed by TPHL and bear interest rate of 8% per annum and were payable on June 21, 2024, $300,000 was borrowed by FLFV which bear interest rate of 10% and is payable on September 19, 2024, $350,060 was borrowed by the Company which bear interest rate of 10% and is payable on September 10, 2025, $100,000 was borrowed by the Company which bear interest rate of 10% and is payable on October 16, 2025, $121,500 was borrowed by the Company which bear interest rate of 8% and is payable on November 12, 2025, and $120,000 was borrowed by the Company which bear interest rate of 8% and is payable on December 9, 2025. As of December 31, 2024, the Company repaid $25,000 to Mr. Wellen Sham. As of the date of this Annual Report, the Company has not settled the promissory notes with Mr. Wellen Sham.

Among the promissory notes issued to Ms. Ling Houng Sham, $100,000 borrowed by TPHL which bear interest rate of 8% per annum and were payable on June 21, 2024, and $100,000 borrowed by FLFV which bear interest rate of 8% and is payable on June 21, 2024. As of the date of this Annual Report, the Company has not settled the promissory notes with Ms. Ling Houng Sham.

(3)	In May and June 2024, FLFV issued three promissory notes to the FLFV Sponsor in exchange for an aggregated loans of $190,000 from the FLFV Sponsor, among which $50,000 was payable on closing of the Business Combination, and $140,000 was payable on July 21, 2024. As of the date of this Annual Report, the Company has not settled the promissory notes with FLFV Sponsor.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SHARE-BASED COMPENSATION

Share options

In October 2014, TP Holdings adopted a Thunder Power Holdings Limited Share Option Plan (the “2014 Plan”), As of December 31, 2024, the 2014 Plan existed to the extent that there are options/awards outstanding thereunder.

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

For the years ended December 31, 2024 and 2023, the transaction activities of share options were as below:

	Number of options	Weighted average exercise price per option
Outstanding at December 31, 2022	817,500	$1.03
Forfeited	(227,500)	$1.00
Outstanding at December 31, 2023	590,000	$1.02
Forfeited	(212,500)	$1.00
Outstanding at December 31, 2024	377,500	$1.02

The following table summarizes information with respect to outstanding share options to employees as of December 31, 2024.

	Number of options	Weighted average remaining contractual term (years)
Outstanding at December 31, 2024	377,500	$0.31

For the year ended December 31, 2024 and 2023, the Company charged share-based compensation expenses of $nil and $45, respectively, in the accounts of “General and administrative expenses”.

THUNDER POWER HOLDINGS, INC.
(f/k/a Feutune Light Acquisition Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SHARE-BASED COMPENSATION

(cont.)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. CONTINGENT CONSIDERATION

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

For the year ended December 31, 2024, the sales/revenues condition described above was not met. Currently the Company could not reasonably assess the performance condition for the year ending December 31, 2025. The Company will recognize share-based compensation expenses with corresponding account charged to additional paid-in capital upon the vesting of Earnout Shares.

13. CONTINGENCIES

On December 19, 2024, the Company entered into a Share Exchange Agreement (the “Agreement”) with certain shareholders (the “TW Company Shareholders”) of Electric Power Technology Limited, a Taiwan corporation (“TW Company”). Pursuant to the Agreement, the TW Company Shareholders will exchange 31,626,082 ordinary shares of TW Company for 37,635,039 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Exchange”). Upon completion of the Exchange, the Company will acquire approximately 30.8% of TW Company’s total issued and outstanding shares. The closing of the Exchange is subject to customary conditions, including receipt of all necessary regulatory approvals and the approval of the Company’s shareholders. The Agreement contains customary representations, warranties and covenants by the parties. The closing must occur no later than October 31, 2025.

14. SUBSEQUENT EVENT

On March 7, 2025, the Company received a notification letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company has not regained compliance with Nasdaq Listing Rules 5450(a)(1), which requires the Company’s listed securities to maintain a minimum bid price of $1.00 per share (the “Bid Price Rule”) and 5450(b)(2)(A), which requires the Company to maintain a minimum Market Value of Listed Securities (“MVLS”) of $50,000,000 (the “MVLS Rule”). Accordingly, the Nasdaq Staff has determined that the Company’s securities was delisted from the Nasdaq Global Market. Unless the Company requests an appeal of Nasdaq’s determination, trading of the Company’s common stock was suspended at the opening of business on March 18, 2025, and a Form 25-NSE was filed with the Securities and Exchange Commission, which removed the Company’s securities from listing and registration on The Nasdaq Stock Market.

On March 26, 2025, the Company received approval from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) to transfer the listing of the Company’s common stock (“Common Stock”) from the Nasdaq Global Market to the Nasdaq Capital Market (the “Approval Letter”). The Company’s Common Stock was transferred to the Nasdaq Capital Market at the opening of business on March 28, 2025, and will continue to trade under the symbol “AIEV.”

Following the transfer of the Company’s Common Stock to the Nasdaq Capital Market on March 28, 2025, the Company is now subject to continued listing requirements of the Nasdaq Capital Market. The MVLS Requirement is no longer applicable to the Company. In the Approval Letter, Nasdaq notified the Company that the Company is non-compliant with Nasdaq Capital Market Listing Rule 5555(a)(1), which requires the Company to comply with the same Bid Price Requirement. The Company intends to submit a plan to regain compliance with the continued listing requirements to the Panel as part of the Hearing process.