Form 10-Q
period 2025-03-31
Thunder Power Holdings, Inc.
filed 2025-05-20
CIK 1912582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41424

Thunder Power Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-4620515
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Unit 5, 21/F.,Westley Square

48 Hoi Yuen Road, Kwun Tong

Kowloon, Hong Kong
(Address of principal executive offices)

(852) 3977 8481

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	AIEV	N/A

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

As of May 16, 2025, 70,724,664 shares of the registrant’s common stock were issued and 50,724,664 shares of the registrant’s common stock were issued outstanding.

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

Our forward-looking statements speak only as of the date they were made and, except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements because of new information, future events or other factors. All of our forward-looking information involves risks and uncertainties that could cause actual results to differ materially from the results expected. For important information, including identification of factors that could cause actual results to differ materially from those anticipated in these forward-looking statements, please refer to the “Risk Factors” section as described in the final proxy statement/prospectus pursuant to rule 424(b)(3) filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025 and in other filings made by the Company with the SEC from time to time.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDER POWER HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2025 and December 31, 2024
(Expressed in U.S. dollar, except for the number of shares)

	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$19,812	$52,616
Short-term investments	1,400	—
Prepaid expenses for forward purchase contract	13,114,964	13,114,964
Other current assets	349,590	382,865
Total Current Assets	13,485,766	13,550,445

Non-current Assets
Right of use assets	28,512	4,614
Total Non-current Assets	28,512	4,614

Total Assets	$13,514,278	$13,555,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Amount due to related parties	$2,428,493	$1,766,287
Other payable and accrued expenses	2,368,385	2,340,440
Lease liabilities, current	14,283	3,455
Underwriter fee payable	2,921,250	2,921,250
Total Current Liabilities	7,732,411	7,031,432

Lease liabilities, non-current	12,943	—
Total Liabilities	7,745,354	7,031,432

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 70,724,664 and 70,724,664 shares issued at March 31, 2025 and December 31, 2024, respectively; 50,724,664 and 50,724,664 shares outstanding at March 31, 2025 and December 31, 2024, respectively)	5,073	5,073
Additional paid-in capital	43,450,667	43,450,667
Accumulated loss	(37,687,149)	(36,932,246)
Accumulated other comprehensive income	333	133
Total Shareholders’ Equity	5,768,924	6,523,627
Total Liabilities and Shareholders’ Equity	$13,514,278	$13,555,059

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the three months ended March 31, 2025 and 2024
(Expressed in U.S. dollar, except for the number of shares and loss per share)

	For three months ended March 31,
	2025	2024
Revenues	$—	$—

Operating expenses
General and administrative expenses	(754,656)	(213,832)
Total operating expenses	(754,656)	(213,832)

Other income (expenses)
Other expenses, net	(252)	—
Foreign currency exchange income (loss)	5	(211)
Total other expenses, net	(247)	(211)

Loss before income taxes	(754,903)	(214,043)
Income tax expenses	—	—
Net loss	(754,903)	(214,043)

Other comprehensive income
Foreign currency adjustments	200	—
Comprehensive loss	$(754,703)	$(214,043)

Loss per share – basic and diluted*	$(0.02)	$(0.01)
Weighted average shares – basic and diluted*	50,724,664	37,920,919

*	The share information and additional paid-in capital are presented on a retroactive basis to reflect the reverse recapitalization on June 21, 2024 (see the discussion under the heading “Reverse Recapitalization” in “Note 1 – Organization and Business Description”).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2025 and 2024
(Expressed in U.S. dollar, except for the number of shares)

	Common stock		Additional		Accumulated other	Total
	Number of stock*	Amount*	paid-in capital *	Accumulated loss	comprehensive income	shareholders’ equity
Balance as of December 31, 2023	37,488,807	$3,749	$34,927,449	$(34,429,895)	$—	$501,303
Capital injection from shareholders	1,310,740	131	489,869	—	—	490,000
Net loss				(214,043)	—	(214,043)
Balance as of March 31, 2024	38,799,547	$3,880	$35,417,318	$(34,643,938)	$—	$777,260

Balance as of December 31, 2024	50,724,664	$5,073	$43,450,667	$(36,932,246)	$133	$6,523,627
Net loss	—	—	—	(754,903)	—	(754,903)
Foreign exchange adjustments	—	—	—	—	200	200
Balance as of March 31, 2025	50,724,664	$5,073	$43,450,667	$(37,687,149)	$333	$5,768,924

*	The share information and additional paid-in capital are presented on a retroactive basis to reflect the reverse recapitalization on June 21, 2024 (see the discussion under the heading “Reverse Recapitalization” in “Note 1 – Organization and Business Description”).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2025 and 2024
(Expressed in U.S. dollar)

	For three months ended December 31,
	2024	2023

Net cash used in operating activities	$(622,874)	$(208,441)

Cash flows from investing activities:
Purchase of short-term investments	(1,400)	—
Net cash used in investing activities	(1,400)	—

Cash flows from financing activities:
Subscription fees advanced from shareholders	—	300,000
Payment of extension loans	—	(260,000)
Borrowings from related parties	591,470	—
Net cash provided by financing activities	591,470	40,000

Net decrease in cash	(32,804)	(168,441)
Cash at beginning of period	52,616	196,907
Cash at end of period	$19,812	$28,466

Supplemental cash flow information
Cash paid for interest expense	$—	$—
Cash paid for income tax	$—	$—

Non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$29,282	$25,784
Transfer of advance of subscription fees from shareholders to equity	$—	$490,000

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

TP Holdings together with TP NEV, are engaged in design, development and manufacturing of high-performance electric vehicles. As of March 31, 2025 and December 31, 2024, its operations activities were carried out in Taiwan and its management team are currently located in Taiwan and USA.

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

We also capitalized offering cost of $1,491,495, which was recorded as reduction against additional paid-in capital.

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

Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2024 that was issued on March 31, 2025.  In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2024 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. The Company’s reporting currency is the U.S. Dollar.

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

As of March 31, 2025 and December 31, 2024, financial instruments of the Company primarily comprised of current assets and current liabilities including cash, short-term investments, other current assets, due to related parties, other payables, lease liabilities and underwriter fee payable. The carrying amount of these current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

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

Translation of amounts from TWD into US$ has been made at the following exchange rates for the respective periods:

	March 31, 2025	December 31, 2024
TWD exchange rate for balance sheet items, except for equity accounts	33.19	32.79

	For three months ended March 31,
	2025	2024
TWD exchange rate for items in the statements of operations and comprehensive loss, and statements of cash flows	32.88	-

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

On June 15, 2024, the Sellers issued a pricing date notice to the Company, pursuant to which the Sellers had 1,089,038 shares of Recycled Shares. Together with the 100,000 Share Consideration Shares and net off Prepayment Shortfall, the Company made a total of Prepayments Amount of $13,264,964 to the Sellers. The Company recorded the prepayment in the account of “prepaid expenses for forward purchase contract” on the unaudited condensed consolidated balance sheet. The Company will subsequently derecognize the prepayments when the Sellers sell the Recycled Shares. The difference between the fair value on the date when the Sellers sell the Recycled Shares and $11.1347 will be charged to additional paid-in capital. The Company assessed that there are no material risks arising from the Forward Purchase Agreement. On July 10, 2024, the Company issued an aggregate of 3,706,461 shares of the Company’s common stock to Meteora pursuant to the Forward Purchase Agreement and Subscription Agreement.

On July 2, 2024, the Sellers purchased and the Company issued additional 3,706,461 shares of the Company’s common stock to Meteora pursuant to the Forward Purchase Agreement and Subscription Agreement. The sellers made a prepayment shortfall of $150,000. The Company recorded the proceeds from shortfall prepayments as a reduction against the account of “prepaid expenses for forward purchase contract”. As of March 31, 2025 and December 31, 2024, the Company had outstanding balance of prepaid expenses for forward purchase contract of $13,114,964 and $13,114,964, respectively. The Company did not provide allowance against the balance for the three months ended March 31, 2025, because the Company believed that the Sellers would sell the shares in the market once the Company resumed listing after business combination with TW Company Shareholders.

THUNDER POWER HOLDINGS, INC.
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

Under the current and applicable laws of BVI, both TP Holdings and TP NEV are not subject to tax on income or capital gains. As of March 31, 2025 and December 31, 2024, there were no temporary differences and no deferred tax asset or liability recognized. The Company does not believe that there was any uncertain tax positions as of March 31, 2025 and December 31, 2024.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

 Segment reporting

The Company uses the management approach to determine operating segment. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (’‘CODM’’) for making decisions, allocation of resource and assessing performance.

The Company operates and manages its business as a single operating and reportable segment. The Company’s CODM has been identified as the Chief Executive Officer who reviews the consolidated net loss when making decisions about allocating resources and assessing performances of the Company. Significant segment expenses are the same as these presented under the operating costs and expenses in the unaudited condensed consolidated statements of operations, and the difference between net revenue less the significant segment expenses and consolidated net income are the other segment items. The CODM reviews and utilizes these financial metrics together with non-financial metrics to make operation decisions, such as the determination of the fee rate at which the Company charges for its products and services and the allocation of budget between operating costs and expense.

For the three months ended March 31, 2025 and 2024, the Company has not generated revenues from operating activities.

Recently adopted accounting standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. The Company adopted ASU 2023-07 for the annual period ending December 31, 2025, retrospectively to all periods presented in the consolidated financial statement. The adoption of this standard did not have a material impact to our results of operations, cash flows or financial condition.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concept Statements” (“ASU 2024-02”). ASU 2024-02 contains amendments to the FASB Accounting Standards Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. The Company adopted ASU 2024-02 for the annual period ending December 31, 2025. The adoption of this standard did not have a material impact to our results of operations, cash flows or financial condition.

THUNDER POWER HOLDINGS, INC.
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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on its unaudited condensed consolidated financial position, statements of operations and cash flows.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Significant risks and uncertainties

Credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of March 31, 2025, the Company held cash of $19,812, among which $7,558 was deposits in bank accounts in Taiwan, $11,160 deposited in bank accounts in the United States and $1,094 in bank accounts in Hong Kong.

Bank accounts in each bank in Taiwan is insured by the government authority with the maximum limit of TW$3,000,000 (equivalent to approximately $90,400). Each bank account in the United States is insured by Federal Deposit Insurance Corporation (“FDIC”) insurance with the maximum limit of $250,000. Each bank account in Hong Kong is insured by the government authority with the maximum limit of HK$500,000 (equivalent to approximately $64,300). To limit exposure to credit risk relating to deposits, the Company primarily place cash and cash equivalent deposits with large financial institutions in the United States and Hong Kong which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

3. GOING CONCERN

As of March 31, 2025, the Company continues to face significant uncertainties regarding its ability to continue as a going concern. These uncertainties include:

●	Operating Losses: The Company has incurred significant operating losses since its inception and continues to face challenges in generating sufficient revenue to cover its operational costs.

●	Prepaid Forward Contract: The Company has recorded a prepaid forward contract as a current asset. While the settlement of the prepaid forward contract in shares may result in a capital increase, the uncertainty surrounding the timing and the market conditions under which these shares would be issued or converted may affect the Company’s ability to meet short-term obligations. This lack of cash inflow and potential delay in conversion creates an additional challenge to the Company’s liquidity and raises uncertainty about its ability to continue as a going concern.

●	Suspension of Trading: On April 21, 2025, the Company’s shares were suspended from trading on Nasdaq. The suspension of trading has impacted the Company’s ability to access the capital markets and raises concerns about its liquidity and ability to raise funds or attract investors. This event further exacerbates the Company’s financial position and its ability to meet future obligations.

●	Principal shareholder on-going legal proceedings: There is uncertainty surrounding the legal situation. Prior to the reporting period, the shareholder was previously in a position to provide financial support, the latest judgement issued has introduced significant uncertainty about his future involvement and ability to continue supporting the Company. While a court judgment has been issued, the case remains subject to potential appeal. The outcome of the legal matter, including its impact on the Company’s governance and access to future financial support, remains uncertain.

Management has taken certain steps to address these concerns, including: (i) Exploring new financing options, including potential debt extensions or new equity capital, (ii) Exploring avenues to resolve the shareholder’s legal situation or secure alternative sources of financial support, and (iii) Continuing to evaluate options for business restructuring or reducing operating costs.

However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these unaudited condensed financial statements. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing, resolve the legal matters affecting its shareholder, and ultimately generate sufficient cash flows from operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset and the amounts or classification of liabilities that may result from the outcome of this uncertainty.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Payments made on behalf of a third party(a)	$315,000	$315,000
Prepaid expenses	34,590	67,865
	$349,590	$382,865

(a)	Before entering into a Merger Agreement with FLFV, TP Holdings entered into a letter of intent with Aetherium Acquisition Corp. (“GMFI”) to explore a potential business combination. TP Holdings paid extension loans in an amount of $300,000 and working capital loans in an amount of $15,000 on behalf of GMFI. In March 2024, the letter of intent with GMFI was terminated.

5. OPERATING LEASE

As of March 31, 2025, TP Holdings had one 24-month office spaces lease agreement in Hong Kong under non-cancellable operating lease, expiring in March 2027. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

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

For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. The Company records the straight-line lease expense and any contingent rent, if applicable, in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.

The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For short-term leases, the Company records operating lease expense in its consolidated statements of income and comprehensive income on a straight-line basis over the lease term and record variable lease payments as incurred.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. OPERATING LEASE (cont.)

The table below presents the operating lease related assets and liabilities recorded on the consolidated balance sheets.

	March 31, 2025	December 31, 2024
Right of use assets	$28,512	$4,614

Operating lease liabilities, current	$14,283	$3,455
Operating lease liabilities, noncurrent	12,943	—
Total operating lease liabilities	$27,226	$3,455

Other information about the Company’s leases is as follows:

	For three months ended March 31,
	2025	2024
Weighted average remaining lease term (years)	1.94	0.96
Weighted average discount rate	5.5%	5.5%

Operating lease expenses were $5,898 and $7,120, respectively, For the three months ended March 31, 2025 and 2024.

March 31, 2025
For the nine months ending December 31, 2025	$11,568
For the year ending December 31, 2026	15,424
For the year ending December 31, 2027	1,714
Total lease payments	28,706
Less: Imputed interest	(1,480)
Present value of lease liabilities	$27,226

6. OTHER PAYABLE AND ACCRUED EXPENSES

Other payable and accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Accrued professional expenses incurred for Business Combination (a)	$1,176,358	$1,176,358
Accrued exercise tax on repurchases of common stocks (b)	913,742	913,742
Others	278,285	250,340
	$2,368,385	$2,340,440

(a)	As of March 31, 2025 and December 31, 2024, the balance of accrued professional expenses incurred for business combination consisted of expenses payable to a financial advisor, the counselor, public relation service providers and transfer agent.

(b)	On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. As of March 31, 2025 and December 31, 2024, the amount of the excise tax was accrued at 1% of the fair market value of the shares repurchased at the time of the repurchase.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. EQUITY

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

As of March 31, 2025 and December 31, 2024, the Company had 50,716,094 and 50,716,094 shares of common stock issued and outstanding, respectively.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. EQUITY (cont.)

Preferred Stock

The Company has 100,000,000 shares of Preferred Stock authorized with par value $0.0001 per share. As of March 31, 2025 and December 31, 2024, the Company had nil shares of Preferred Stock issued and outstanding.

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

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. EQUITY (cont.)

Other Warrants

Upon closing of the Business Combination on June 21, 2024, the Sponsor had provided a total of $2,636,000 in working capital loans and elected to convert all such working capital loans into 263,600 working capital units, which include 263,600 shares of common stock, par value $0.0001 per share, 263,600 warrants, each of which may be exercised into one share of common stock of the Company, and 263,600 rights, each of which entitles the holder to receive one-tenth of one share of common stock of the Company at the closing of the Business Combination. On March 31, 2025 and December 31, 2024, the Company issued 263,600 warrants to the Sponsor.

As of March 31, 2025 and December 31, 2024, the Company had issued and outstanding warrants to purchase 10,537,485 and 10,537,475 shares of common stock, respectively.

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

On June 21, 2024, the Company issued 1,027,386 shares of common stock to settle the rights. As of March 31, 2025 and December 31, 2024, the Company did not have outstanding rights.

8. INCOME TAXES

Cayman Islands

Under the current laws of the Cayman Islands, the Company is not subject to tax on income or capital gain. Additionally, upon payments of dividends to the shareholders, no Cayman Islands withholding tax will be imposed.

British Virgin Islands

Under the current and applicable laws of BVI, TP Holdings and TP NEV are not subject to tax on income or capital gains.

Hong Kong

TP HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate for the first HKD$2 million of assessable profits is 8.25% and assessable profits above HKD$2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES (cont.)

Taiwan

TP TW is incorporated in Taiwan and is subject to Taiwan corporate income tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Taiwan tax laws. The applicable tax rate for the first TW$120,000 of assessable profits is exempt from tax and assessable profits above TWD$120,000 (approximately $3,600) will be subject to the rate of 20% for resident companies in Taiwan.

For the three months ended March 31, 2025 and 2024, the Company did not incur income tax expenses.

Deferred tax assets and deferred tax liabilities as of March 31, 2025 and December 31, 2024 consist of the following:

	March 31, 2025	December 31, 2024
Net operating losses carryforwards	$16,831	$9,701
Less: valuation allowance	(16,831)	(9,701)
Total deferred tax assets	$—	$—

As of March 31, 2025, the Company had net operating loss carrying forwards of $204,012 from the Company’s Hong Kong subsidiaries, which will be carried forward indefinitely to offset future profits of the Company’s Hong Kong subsidiaries. The Company evaluates its valuation allowance requirements at end of each reporting period by reviewing all available evidence, both positive and negative, and considering whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in income from operations. The future realization of the tax benefit of an existing deductible temporary difference ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under applicable tax law. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. As of March 31, 2025, full valuation allowance of was provided against deferred tax assets arising from net operation losses carryforwards as the Company assessed that it was more likely than not that that the net operating losses would not be fully utilized before expiration.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2025 and December 31, 2024, the Company did not have any unrecognized uncertain tax positions and the Company does not believe that its unrecognized tax benefits will change over the next twelve months. For the three months ended March 31, 2025 and 2024, the Company did not incur any interest and penalties related to potential underpaid income tax expenses.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS AND BALANCES

a. Nature of relationships with related parties:

Relationship with the Company
Thunder Power (Hong Kong) Limited (“TP HK”)	Over which the spouse of Mr. Wellen Sham, the Company’s controlling shareholder, exercises significant influence
Thunder Power Electric Vehicle (Hong Kong) Limited (“TPEV HK”)	Over which the spouse of Mr. Wellen Sham, the Company’s controlling shareholder, exercises significant influence
Mr. Wellen Sham	Controlling shareholder of the Company
Ms. Ling Houng Sham	Spouse of Mr. Wellen Sham
Feutune Light Sponsor LLC (“FLFV Sponsor”)	Shareholder of the Company

b. Related party transactions:

		For three months ended March 31,
	Nature	2025	2024
TP HK	Rental expenses	$5,898	$7,120

For three months ended March 31, 2025, the Company borrowed $491,470 from Mr. Wellen Sham to support the Company’s operations. The borrowings bear interest rate ranging between 8% and are payable through March 2026. For three months ended March 31, 2025, the Company borrowed $100,000 from Ms. Ling Houng Sham to support the Company’s operations. The borrowings bear interest rate of 10% and is payable through March 2026.

For the three months ended March 31, 2024, the Company did not borrow loans from related parties.

c. Balance with related parties:

	Nature	March 31, 2025	December 31, 2024
TP HK(1)	Amount due to the related party	$102,896	$96,236
Mr. Wellen Sham(2)	Amount due to the related party	1,822,929	1,271,415
Ms. Ling Houng Sham (2)	Amount due to the related party	312,668	208,636
FLFV Sponsor(3)	Amount due to the related party	190,000	190,000
		$2,428,493	$1,766,287

(1)	The balance due to TP HK represented the payments made by TP HK on behalf of TP Holdings regarding the office rental fee and employee salary expenses. The balance is interest free and is repayable on demand.

(2)

The balance due to Mr. Wellen Sham represented the promissory notes of $560,000 for extension of FLFV, promissory notes of $1,183,030 for the daily operation of the Company, other payable of $6,442 for payment of operating expenses on behalf of the Company and interest payable of $73,457. The balance due to Ms. Ling Houng Sham represented promissory notes of $300,000 for extension of FLFV and interest payable of $12,668.

The promissory notes issued to Mr. Wellen Sham matured through March 2026 with interest rate ranging between 8% and 10%. The promissory notes issued to Ms. Wellen Sham matured through March 2026 with interest rate of 8%.

(3)	In May and June 2024, FLFV issued three promissory notes to the FLFV Sponsor in exchange for an aggregated loans of $190,000 from the FLFV Sponsor, among which $50,000 was payable on closing of the Business Combination, and $140,000 was payable on July 21, 2024. As of the date of this Annual Report, the Company has not settled the promissory notes with FLFV Sponsor.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. SHARE-BASED COMPENSATION

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

For the three months ended March 31, 2025 and 2024, the transaction activities of share options were as below:

	Number of options	Weighted average exercise price per option
Outstanding at December 31, 2023	590,000	$1.02
Forfeited	(192,500)	$1.03
Outstanding at March 31, 2024	397,500	$1.02

Outstanding at December 31, 2024	377,500	$1.02
Forfeited	(212,500)	$1.03
Outstanding at March 31, 2025	185,000	$1.00

The following table summarizes information with respect to outstanding share options to employees as of December 31, 2024.

	Number of options	Weighted average remaining contractual term (years)
Outstanding at December 31, 2023	185,000	$0.23

For the three months ended March 31, 2025 and 2024, the Company did not charge share-based compensation expenses.

THUNDER POWER HOLDINGS, INC.
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

As of December 31, 2024, the sales/revenues condition for the year of 2024 described above was not met. Currently the Company could not reasonably assess the performance condition for the year ending December 31, 2025. The Company will recognize share-based compensation expenses with corresponding account charged to additional paid-in capital upon the vesting of Earnout Shares.

12. CONTINGENCIES

On December 19, 2024, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with certain shareholders (the “TW Shareholders”) of Electric Power Technology Limited (the “TW Company”), pursuant to which the Company and the TW Shareholder agreed to exchange shares in the TW Company for newly-issued shares in the Company. On January 27, 2025, the Company and TW Shareholders have agreed to execute an amendment to the Share Exchange Agreement (the “First Amendment”), amending, among other things, the share exchange ratio as 119 shares of the Company’s common stock for every 100 ordinary shares of TW Company.

On May 14, the Company and the TW Shareholders entered into a second amendment (the “Second Amendment”) to the Share Exchange Agreement, providing that the Company will acquire 8,520,891 ordinary shares of TW Company in exchange for the issuance of 10,139,860 shares of the Company’s common stock to the TW Shareholders.

13. SUBSEQUENT EVENT

The Company’s principal shareholder was involved in 11 legal proceedings that went to first trial, among which six cases were ended in acquittals, and five cases were in process of second trial. Currently, the outcome of the five cases cannot be reasonably estimated.

On April 17, 2025, the Nasdaq Stock Market LLC (the “Nasdaq”) notified the Company that the Nasdaq Hearings Panel (the “Panel”) has determined to affirm the denial of the Company’s request to continue its listing of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and that trading of the Company’s Common Stock was suspended at the open of trading on April 21, 2025.

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

Upon consummation of the Business Combination, FLFV acquired all of the issued and outstanding securities of TP Holdings in exchange for (i) 40,000,000 shares of common stock, and (ii) earn out payments consisting of up to an additional 20,000,000 shares of common stock (the “Earnout Shares”) if the Company met certain revenue performance target in the following years through December 31, 2026 (see “Note 12 – Contingent Consideration”).

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

On January 27, 2025, the Company and TW Company Shareholders have agreed to execute an amendment to the Share Exchange Agreement (the “First Amendment”), amending, among other things, the share exchange ratio as 119 shares of the Company’s common stock for every 100 ordinary shares of TW Company;

On May 14, 2025, the Company and TW Company Shareholders have agreed to further execute an amendment to the Share Exchange Agreement (the “Second Amendment”), pursuant to which the Company will acquire 8,520,891 ordinary shares of TW Company in exchange for the issuance of 10,139,860 shares of the Company’s common stock to the TW Company Shareholders.

On April 17, 2025, the Nasdaq Stock Market LLC (the “Nasdaq”) notified the Company that the Nasdaq Hearings Panel (the “Panel”) has determined to affirm the denial of the Company’s request to continue its listing of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and that trading of the Company’s Common Stock was suspended at the open of trading on April 21, 2025.

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

Key Components of Results of Operations

The following section presents the key components of our results of operations by the nature of corresponding operating activities for the periods indicated. You should read this financial information in conjunction with those presented elsewhere in this report including our financial statements and notes to our financial statements.

Revenues

We have not generated revenue from the sale of EVs. We expect to generate revenue from the sale of our EV models, the sale and/or licensing of our technologies, and from research and development services.

Cost of revenues

Although we have no revenue, we have incurred costs associated with trying to generate revenue such as general and administrative expenses, liquidity and financing expenses and other operating activities as further described below.

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

Our operating subsidiary Thunder Power New Electric Vehicles (TPNEV) are under the current and applicable laws of BVI and is not subject to tax on income or capital gains. As of March 31, 2025 and December 31, 2024, there was no temporary differences and no deferred tax asset or liability recognized. We do not believe that there was any uncertain tax position as of March 31, 2025 and December 31, 2024.

The following table sets forth a summary of our results of operations for the three months ended March 31, 2025 and 2024. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	For three months ended March 31,
	2025	2024
Revenues	$—	$—

Operating expenses
General and administrative expenses	(754,656)	(213,832)
Total operating expenses	(754,656)	(213,832)

Other income (expenses)
Other expenses, net	(252)	—
Foreign currency exchange income (loss)	5	(211)
Total other expenses, net	(247)	(211)

Loss before income taxes	(754,903)	(214,043)
Income tax expenses	—	—
Net loss	$(754,903)	$(214,043)

General and administrative expenses. For the three months ended March 31, 2025 and 2024, our general and administrative expenses were approximately $0.8 million and $0.2 million, respectively. The increase in general and administrative expenses was primarily due to an increase of approximately $0.4 million in professional expenses which were incurred to support the Company as a listed company.

Net loss. As a result of the foregoing, we incurred a net loss of approximately $0.8 million and $0.2 million for the three months ended March 31, 2025 and 2024.

Liquidity and Capital Resources

To date, we have financed our operating activities primarily through cash raised in loans from related parties (see “Note 10 – Related Party Transactions and Balances”), and equity financing including private placements. As of March 31, 2025, our cash was $19,812.

As of March 31, 2025, the Company continues to face significant uncertainties regarding its ability to continue as a going concern. These uncertainties include:

●	Operating Losses: The Company has incurred significant operating losses since its inception and continues to face challenges in generating sufficient revenue to cover its operational costs.

●	Prepaid Forward Contract: The Company has recorded a prepaid forward contract as a current asset. While the settlement of the prepaid forward contract in shares may result in a capital increase, the uncertainty surrounding the timing and the market conditions under which these shares would be issued or converted may affect the Company’s ability to meet short-term obligations. This lack of cash inflow and potential delay in conversion creates an additional challenge to the Company’s liquidity and raises uncertainty about its ability to continue as a going concern.

●	Suspension of Trading: On April 21, 2025, the Company’s shares were suspended from trading on Nasdaq. The suspension of trading has impacted the Company’s ability to access the capital markets and raises concerns about its liquidity and ability to raise funds or attract investors. This event further exacerbates the Company’s financial position and its ability to meet future obligations.

●	Principal shareholder on-going legal proceedings: There is uncertainty surrounding the legal situation. Prior to the reporting period, the shareholder was in a position to provide financial support. the latest judgement issued has introduced significant uncertainty about his future involvement and ability to continue supporting the Company. While a court judgment has been issued, the case remains subject to potential appeal. The outcome of the legal matter, including its impact on the Company’s governance and access to future financial support, remains uncertain.

Management has taken certain steps to address these concerns, including: (i) exploring new financing options, including potential debt extensions or new equity capital, (ii) exploring avenues to resolve the shareholder’s legal situation or secure alternative sources of financial support, and (iii) continuing to evaluate options for business restructuring or reducing operating costs.

However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these unaudited condensed financial statements. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing, resolve the legal matters affecting its shareholder, and ultimately generate sufficient cash flows from operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset and the amounts or classification of liabilities that may result from the outcome of this uncertainty.

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	For three months ended March 31,
	2025	2024

Net cash used in operating activities	$(622,874)	$(208,441)
Net cash used in investing activities	(1,400)	—
Net cash provided by financing activities	591,470	40,000
Net decrease in cash	(32,804)	(168,441)
Cash at beginning of period	52,616	196,907
Cash at end of period	$19,812	$28,466

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was approximately $0.6 million, primarily attributable to net loss of approximately $0.8 million, adjusted for an increase of approximately $0.1 million in due to related parties.

Net cash used in operating activities for the three months ended March 31, 2024 was approximately $0.2 million, primarily attributable to net loss of approximately $0.2 million incurred for payments of operating expenses.

Investing activities

For the three months ended March 31, 2025, we reported cash used in investing activities of $1,400, which was used in purchase of short-term investments.

For the three months ended March 31, 2024, we did not report cash provided by or used in investing activities.

Financing Activities

For the three months ended March 31, 2025, we reported cash provided by financing activities of approximately $0.6 million, which were primarily provided by borrowings of approximately $0.6 million from our controlling shareholder and his immediate family member.

For the three months ended March 31, 2024, we reported cash provided by financing activities of $40,000, which were primarily provided by subscription fees of approximately $0.3 million advanced from shareholders, partially offset by payment of approximately $0.3 million of extension loans on behalf of the sponsor of a SPAC.

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

The sales/revenue condition for the year of 2024 described above was not met. Currently the Company could not reasonably assess the performance condition for the year ending December 31, 2025.

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

Research and Development

We have incurred minimal research and development expenses for the three months ended March 31, 2025 and 2024. The researched and development expenses were recorded in “general and administrative expenses” in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

The selection of critical accounting policies, the judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors that should be considered when reviewing our financial statements. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements. You should read the description of critical accounting policies, judgments and estimates in conjunction with our unaudited condensed consolidated financial statements and other disclosures included in this report.

We do not have critical accounting estimates that are related to us. A list of accounting policies, judgements and estimates that are relevant to us is included in notes to our unaudited condensed consolidated financial statements included elsewhere in this report (see “Note 2 – Summary of Significant Accounting Policies”).

Recently Issued Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s unaudited condensed consolidated financial statements. A list of recently issued accounting pronouncements that are relevant to us is included in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report (see “Note 2 – Summary of Significant Accounting Policies”).

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. In addition to other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 31, 2025, which could materially affect our business, financial condition, or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 19, 2024, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with certain shareholders (the “TW Shareholders”) of Electric Power Technology Limited (the “TW Company”), pursuant to which the Company and the TW Shareholder agreed to exchange shares in the TW Company for newly-issued shares in the Company. On January 27, 2025, the Company and TW Shareholders have agreed to execute an amendment to the Share Exchange Agreement (the “First Amendment”), amending, among other things, the share exchange ratio as 119 shares of the Company’s common stock for every 100 ordinary shares of TW Company.

On May 14, the Company and the TW Shareholders entered into a second amendment (the “Second Amendment”) to the Share Exchange Agreement, providing that the Company will acquire 8,520,891 ordinary shares of TW Company in exchange for the issuance of 10,139,860 shares of the Company’s common stock to the TW Shareholders.

The issuance of the above securities is exempt from the registration requirements under Regulation S under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Share Exchange Agreement, dated December 19, 2024, by and among Thunder Power Holdings, Inc. and certain shareholders of Electric Power Technology Limited (incorporated by reference to Appendix A of the proxy statement on Schedule 14A filed with the SEC on April 14, 2025).
10.2	Amendment to The Share Exchange Agreement, dated January 27, 2025, by and among Thunder Power Holdings, Inc. and certain shareholders of Electric Power Technology Limited Electric Power Technology Limited (incorporated by reference to Appendix A of the proxy statement on Schedule 14A filed with the SEC on April 14, 2025)
10.3*	Second Amendment to The Share Exchange Agreement, dated May 13, 2025, by and among Thunder Power Holdings, Inc. and certain shareholders of Electric Power Technology Limited Electric Power Technology Limited.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2025	THUNDER POWER HOLDINGS, INC.

/s/ Pok Man Ho
	Name:	Pok Man Ho
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)