Form 10-Q
period 2025-06-30
Thunder Power Holdings, Inc.
filed 2025-08-13
CIK 1912582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-41424

Thunder Power Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-4620515
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Unit 5, 21/F., Westley Square

48 Hoi Yuen Road, Kwun Tong

Kowloon, Hong Kong, Hong Kong,

(Address Of Principal Executive Offices)

+852 68975591

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par	AIEV	N/A
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

As of August 12, 2025, 70,724,664 shares of the registrant’s common stock were issued and outstanding.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDER POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2025 and December 31, 2024
(Expressed in U.S. dollar, except for the number of shares)

	June 30, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$97,454	$52,616
Short-term investments	1,116	—
Prepaid expenses for forward purchase contract	13,114,964	13,114,964
Other current assets	369,069	382,865
Total Current Assets	13,582,603	13,550,445

Non-current Assets
Right of use assets	24,791	4,614
Total Non-current Assets	24,791	4,614

Total Assets	$13,607,394	$13,555,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Amount due to related parties	$2,926,275	$1,766,287
Other payable and accrued expenses	2,474,358	2,340,440
Lease liabilities, current	14,352	3,455
Underwriter fee payable	2,921,250	2,921,250
Total Current Liabilities	8,336,235	7,031,432

Lease liabilities, non-current	9,166	—
Total Liabilities	8,345,401	7,031,432

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 70,724,664 and 70,724,664 shares issued at June 30, 2025 and December 31, 2024, respectively; 50,724,664 and 50,724,664 shares outstanding at June 30, 2025 and December 31, 2024, respectively)	5,073	5,073
Additional paid-in capital	43,450,667	43,450,667
Accumulated loss	(38,190,652)	(36,932,246)
Accumulated other comprehensive (loss) income	(3,095)	133
Total Shareholders’ Equity	5,261,993	6,523,627
Total Liabilities and Shareholders’ Equity	$13,607,394	$13,555,059

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the three and six months ended June 30, 2025 and 2024
(Expressed in U.S. dollar, except for the number of shares and loss per share)

	For three months ended June 30,		For six months ended June 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—

Operating expenses
General and administrative expenses	(503,080)	(1,347,897)	(1,257,736)	(1,561,729)
Total operating expenses	(503,080)	(1,347,897)	(1,257,736)	(1,561,729)

Other income (expenses)
Other expenses, net	(450)	—	(702)	—
Interest income	27	—	27	—
Foreign currency exchange income (loss)	—	1	5	(210)
Total other (expenses) income, net	(423)	1	(670)	(210)

Loss before income taxes	(503,503)	(1,347,896)	(1,258,406)	(1,561,939)
Income tax expenses	—	—	—	—
Net loss	(503,503)	(1,347,896)	(1,258,406)	(1,561,939)

Other comprehensive loss
Foreign currency adjustments	(3,428)	—	(3,228)	—
Comprehensive loss	$(506,931)	$(1,347,896)	$(1,261,634)	$(1,561,939)

Loss per share – basic and diluted*	$(0.01)	$(0.03)	$(0.03)	$(0.04)
Weighted average shares – basic and diluted*	50,724,664	39,628,798	50,724,664	38,774,859

*	The share information and additional paid-in capital are presented on a retroactive basis to reflect the reverse recapitalization on June 21, 2024 (see the discussion under the heading “Reverse Recapitalization” in “Note 1 – Organization and Business Description”).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three and six months ended June 30, 2025 and 2024
(Expressed in U.S. dollar, except for the number of shares)

	Common stock		Additional			Total
	Number of stock*	Amount*	paid-in capital *	Accumulated loss	Accumulated other comprehensive income	shareholders’ equity
Balance as of December 31, 2023	37,488,807	$3,749	$34,927,449	$(34,429,895)	$—	$501,303
Capital injection from shareholders	1,310,740	131	489,869	—	—	490,000
Net loss				(214,043)	—	(214,043)
Balance as of March 31, 2024	38,799,547	$3,880	$35,417,318	$(34,643,938)	$—	$777,260
Capital injection from shareholders	1,200,453	120	456,680	—	—	456,800
Reverse recapitalization (Note 1)	5,279,673	528	3,973,308	—	—	3,973,836
Issuance of common stock to a financial advisor (Note 8)	1,200,000	120	(120)	—	—	—
Issuance of common stock to independent directors	90,000	9	899,991	—	—	900,000
Share-based compensation	—	—	107,712	—	—	107,712
Settlement of working capital loans	289,960	29	2,635,971	—	—	2,636,000
Net loss	—	—	—	(1,347,896)	—	(1,347,896)
Balance as of June 30, 2024	46,859,633	$4,686	$43,490,860	$(35,991,834)	$—	$7,503,712

Balance as of December 31, 2024	50,724,664	$5,073	$43,450,667	$(36,932,246)	$133	$6,523,627
Net loss	—	—	—	(754,903)	—	(754,903)
Foreign exchange adjustments	—	—	—	—	200	200
Balance as of March 31, 2025	50,724,664	$5,073	$43,450,667	$(37,687,149)	$333	$5,768,924
Net loss	—	—	—	(503,503)	—	(503,503)
Foreign exchange adjustments	—	—	—	—	(3,428)	(3,428)
Balance as of June 30, 2025	50,724,664	$5,073	$43,450,667	$(38,190,652)	$(3,095)	$5,261,993

*	The share information and additional paid-in capital are presented on a retroactive basis to reflect the reverse recapitalization on June 21, 2024 (see the discussion under the heading “Reverse Recapitalization” in “Note 1 – Organization and Business Description”).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2025 and 2024
(Expressed in U.S. dollar)

	For six months ended June 30,
	2025	2024

Net cash used in operating activities	$(1,005,688)	$(541,660)

Cash flows from investing activities:
Purchase of short-term investments	(1,400)	—
Cash acquired in reverse capitalization	—	929,302
Net cash (used in) provided by investing activities	(1,400)	929,302

Cash flows from financing activities:
Subscription fees received from shareholders	—	356,800
Payment of extension loans	—	(380,000)
Borrowings from related parties	1,051,642	360,000
Net cash provided by financing activities	1,051,642	336,800

Effect of exchange rates on cash	284	—

Net increase in cash	44,838	724,442
Cash at beginning of period	52,616	196,907
Cash at end of period	$97,454	$921,349

Supplemental cash flow information
Cash paid for interest expense	$—	$—
Cash paid for income tax	$—	$—

Non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$29,282	$25,824
Transfer of advance of subscription fees from shareholders to equity	$—	$590,000
Payable of expenses directly related to the business combination	$—	$1,000,000

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

TP Holdings together with TP NEV, are engaged in design, development and manufacturing of high-performance electric vehicles. As of June 30, 2025 and December 31, 2024, its operations activities were carried out in Taiwan and its management team are currently located in Taiwan and USA.

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

Entry into share exchange agreement

On December 19, 2024, the Company entered into a Share Exchange Agreement (the “Agreement”) with certain shareholders (the “TW Company Shareholders”) of Electric Power Technology Limited, a Taiwan corporation (“TW Company”). On January 27, 2025, the Company and TW Shareholders have agreed to execute an amendment to the Agreement (the “Amendment”, and together with the Agreement, the “Amended Agreement”). Pursuant to the Amended Agreement, TW Company Shareholders will exchange 31,626,082 ordinary shares in TW Company for 37,635,039 shares of newly issued common stock in the Company, with a par value of $0.0001 per share.

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

Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2024 that was issued on March 31, 2025.  In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2025 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. The Company’s reporting currency is the U.S. Dollar.

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

As of June 30, 2025 and December 31, 2024, financial instruments of the Company primarily comprised of current assets and current liabilities including cash, short-term investments, other current assets, amount due to related parties, other payables, lease liabilities and underwriter fee payable. The carrying amount of these current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

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

Translation of amounts from TWD into US$ has been made at the following exchange rates for the respective periods:

	June 30, 2025	December 31, 2024
TWD exchange rate for balance sheet items, except for equity accounts	29.03	32.79

	For six months ended June 30,
	2025	2024
TWD exchange rate for items in the statements of operations and comprehensive loss, and statements of cash flows	31.89	-

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

On July 2, 2024, the Sellers purchased and the Company issued additional 3,706,461 shares of the Company’s common stock to Meteora pursuant to the Forward Purchase Agreement and Subscription Agreement. The sellers made a prepayment shortfall of $150,000. The Company recorded the proceeds from shortfall prepayments as a reduction against the account of “prepaid expenses for forward purchase contract”. As of June 30, 2025 and December 31, 2024, the Company had outstanding balance of prepaid expenses for forward purchase contract of $13,114,964 and $13,114,964, respectively. The Company did not provide allowance against the balance for the three and six months ended June 30, 2025, because the Company believed that the Sellers would sell the shares in the market once the Company resumed listing after business combination with TW Company Shareholders.

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

Under the current and applicable laws of BVI, both TP Holdings and TP NEV are not subject to tax on income or capital gains. As of June 30, 2025 and December 31, 2024, there were no temporary differences and no deferred tax asset or liability recognized. The Company does not believe that there was any uncertain tax positions as of June 30, 2025 and December 31, 2024.

 Segment reporting

The Company uses the management approach to determine operating segment. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM’’) for making decisions, allocation of resource and assessing performance.

The Company operates and manages its business as a single operating and reportable segment. The Company’s CODM has been identified as the Chief Executive Officer who reviews the consolidated net loss when making decisions about allocating resources and assessing performances of the Company. Significant segment expenses are the same as these presented under the operating costs and expenses in the unaudited condensed consolidated statements of operations and comprehensive loss, and the difference between net revenue less the significant segment expenses and consolidated net income are the other segment items. The CODM reviews and utilizes these financial metrics together with non-financial metrics to make operation decisions, such as the determination of the fee rate at which the Company charges for its products and services and the allocation of budget between operating costs and expense.

For the three and six months ended June 30, 2025 and 2024, the Company has not generated revenues from operating activities.

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

Recently issued accounting standards

In January 2025, the FASB issued ASU 2025-01, “Income Statement – Comprehensive Income – Expense Disaggregation Disclosure (Subtopic 220-40): Clarifying the Effective Date.” This pronouncement revises the effective date of ASU 2024-03 and clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Entities within the ASU’s scope are permitted to early adopt the accounting standard update.

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

Recently issued accounting standards (cont.)

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

Significant risks and uncertainties

Credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of June 30, 2025, the Company held cash of $97,454, among which $7,636 was deposits in bank accounts in Taiwan, $88,838 deposited in bank accounts in the United States and $980 in bank accounts in Hong Kong.

Bank accounts in each bank in Taiwan is insured by the government authority with the maximum limit of TW$3,000,000 (equivalent to approximately $103,300). Each bank account in the United States is insured by Federal Deposit Insurance Corporation (“FDIC”) insurance with the maximum limit of $250,000. Each bank account in Hong Kong is insured by the government authority with the maximum limit of HK$500,000 (equivalent to approximately $63,700). To limit exposure to credit risk relating to deposits, the Company primarily place cash and cash equivalent deposits with large financial institutions in the United States and Hong Kong which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. GOING CONCERN

As of June 30, 2025, the Company continues to face significant uncertainties regarding its ability to continue as a going concern. These uncertainties include:

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

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Payments made on behalf of a third party(a)	$315,000	$315,000
Prepaid expenses	54,069	67,865
	$369,069	$382,865

(a)	Before entering into a Merger Agreement with FLFV, TP Holdings entered into a letter of intent with Aetherium Acquisition Corp. (“GMFI”) to explore a potential business combination. TP Holdings paid extension loans in an amount of $300,000 and working capital loans in an amount of $15,000 on behalf of GMFI. In March 2024, the letter of intent with GMFI was terminated.

5. OPERATING LEASE

As of June 30, 2025, TP Holdings had one 24-month office spaces lease agreement in Hong Kong with Thunder Power (Hong Kong) Limited (“TP HK”), a related party of the Company (Note 9). The lease agreement is non-cancellable, expiring in March 2027. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

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

For short-term leases, the Company records operating lease expense in its unaudited condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term and record variable lease payments as incurred.

The table below presents the operating lease related assets and liabilities recorded on the consolidated balance sheets.

	June 30, 2025	December 31, 2024
Right of use assets	$24,791	$4,614

Operating lease liabilities, current	$14,352	$3,455
Operating lease liabilities, non-current	9,166	—
Total operating lease liabilities	$23,518	$3,455

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. OPERATING LEASE (cont.)

Other information about the Company’s leases is as follows:

	For six months ended June 30,
	2025	2024
Weighted average remaining lease term (years)	1.69	0.71
Weighted average discount rate	5.5%	5.5%

For the three months ended June 30, 2025 and 2024, operating lease expenses were $7,049 and $6,923, respectively, among which $2,931 and $nil were incurred for short-term lease expenses. For the six months ended June 30, 2025 and 2024, operating lease expenses were $20,767 and $13,812, respectively, among which $10,751 and $nil were incurred for short-term lease expenses.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2025:

June 30, 2025
For the six months ending December 31, 2025	$7,643
For the year ending December 31, 2026	15,287
For the year ending December 31, 2027	1,699
Total lease payments	24,629
Less: Imputed interest	(1,111)
Present value of lease liabilities	$23,518

6. OTHER PAYABLE AND ACCRUED EXPENSES

Other payable and accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Accrued professional expenses incurred for Business Combination (a)	$1,176,358	$1,176,358
Accrued exercise tax on repurchases of common stocks (b)	913,742	$913,742
Others	384,258	250,340
	$2,474,358	$2,340,440

(a)	As of June 30, 2025 and December 31, 2024, the balance of accrued professional expenses incurred for business combination consisted of expenses payable to a financial advisor, the counselor, public relation service providers and transfer agent.

(b)	On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. As of June 30, 2025 and December 31, 2024, the amount of the excise tax was accrued at 1% of the fair market value of the shares repurchased at the time of the repurchase.

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

As of June 30, 2025 and December 31, 2024, the Company had 50,724,664 and 50,724,664 shares of common stock issued and outstanding, respectively.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. EQUITY (cont.)

Preferred Stock

The Company has 100,000,000 shares of Preferred Stock authorized with par value $0.0001 per share. As of June 30, 2025 and December 31, 2024, the Company had nil shares of Preferred Stock issued and outstanding.

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

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. EQUITY (cont.)

Other Warrants

Upon closing of the Business Combination on June 21, 2024, the Sponsor had provided a total of $2,636,000 in working capital loans and elected to convert all such working capital loans into 263,600 working capital units, which include 263,600 shares of common stock, par value $0.0001 per share, 263,600 warrants, each of which may be exercised into one share of common stock of the Company, and 263,600 rights, each of which entitles the holder to receive one-tenth of one share of common stock of the Company at the closing of the Business Combination. On June 30, 2025 and December 31, 2024, the Company issued 263,600 warrants to the Sponsor.

As of June 30, 2025 and December 31, 2024, the Company had issued and outstanding warrants to purchase 10,537,475 and 10,537,475 shares of common stock, respectively.

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

On June 21, 2024, the Company issued 1,027,386 shares of common stock to settle the rights. As of June 30, 2025 and December 31, 2024, the Company did not have outstanding rights.

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

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES (cont.)

Taiwan

TP TW is incorporated in Taiwan and is subject to Taiwan corporate income tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Taiwan tax laws. The applicable tax rate for the first TW$120,000 of assessable profits is exempt from tax and assessable profits above TWD$120,000 (approximately $4,100) will be subject to the rate of 20% for resident companies in Taiwan.

For the three and six months ended June 30, 2025 and 2024, the Company did not incur income tax expenses.

Deferred tax assets and deferred tax liabilities as of June 30, 2025 and December 31, 2024 consist of the following:

	June 30, 2025	December 31, 2024
Net operating losses carryforwards	$23,201	$9,701
Less: valuation allowance	(23,201)	(9,701)
Total deferred tax assets	$—	$—

As of June 30, 2025, the Company had net operating loss carrying forwards of $281,224 from the Company’s Hong Kong subsidiaries, which will be carried forward indefinitely to offset future profits of the Company’s Hong Kong subsidiaries. The Company evaluates its valuation allowance requirements at end of each reporting period by reviewing all available evidence, both positive and negative, and considering whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in income from operations. The future realization of the tax benefit of an existing deductible temporary difference ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under applicable tax law. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. As of June 30, 2025, full valuation allowance of was provided against deferred tax assets arising from net operation losses carryforwards as the Company assessed that it was more likely than not that that the net operating losses would not be fully utilized before expiration.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2025 and December 31, 2024, the Company did not have any unrecognized uncertain tax positions and the Company does not believe that its unrecognized tax benefits will change over the next twelve months. For the three and six months ended June 30, 2025 and 2024, the Company did not incur any interest and penalties related to potential underpaid income tax expenses.

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

b. Related party transactions:

For the three months ended June 30, 2025 and 2024, TP HK charged operating lease expenses of $4,118 and $6,907, respectively. For the six months ended June 30, 2025 and 2024, TP HK charged operating lease expenses of $10,016 and $13,812, respectively.

For three months ended June 30, 2025, the Company borrowed $440,020 from Mr. Wellen Sham to support the Company’s operations. The borrowings bear interest rate of 8% and are payable through June 2026. For the three months ended June 30, 2025, Mr. Wellen Sham also made payments of $20,152 on behalf of the Company.

For six months ended June 30, 2025, the Company borrowed $931,490 from Mr. Wellen Sham to support the Company’s operations. The borrowings bear interest rate of 8% and are payable through June 2026. For six months ended June 30, 2025, the Company borrowed $100,000 from Ms. Ling Houng Sham to support the Company’s operations. The borrowings bear interest rate of 8% and is payable through March 2026.

For three and six months ended June 30, 2024, the Company borrowed $795,000 and $795,000, respectively, from Mr. Wellen Sham to support the Company’s operations. The borrowings bear interest rate ranging between 8% and 10%, and are payable through September 2024.

c. Balance with related parties:

	Nature	June 30, 2025	December 31, 2024
TP HK(1)	Amount due to the related party	$106,365	$96,236
Mr. Wellen Sham(2)	Amount due to the related party	2,311,258	1,271,415
Ms. Ling Houng Sham (2)	Amount due to the related party	318,652	208,636
FLFV Sponsor(3)	Amount due to the related party	190,000	190,000
		$2,926,275	$1,766,287

(1)	The balance due to TP HK represented the payments made by TP HK on behalf of TP Holdings regarding the office rental fee and employee salary expenses. The balance is interest free and is repayable on demand.

(2)	The balance due to Mr. Wellen Sham represented the promissory notes of $560,000 for extension of FLFV, promissory notes of $1,598,050 for the daily operation of the Company, other payable of $24,152 for payment of operating expenses on behalf of the Company and interest payable of $129,056. The balance due to Ms. Ling Houng Sham represented promissory notes of $300,000 for extension of FLFV and interest payable of $18,652.

The promissory notes issued to Mr. Wellen Sham matured through June 2026 with interest rate ranging between 8% and 10%. The promissory notes issued to Ms. Wellen Sham matured through March 2026 with interest rate of 8%.

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

For the three and six months ended June 30, 2025 and 2024, the transaction activities of share options were as below:

	Number of options	Weighted average exercise price per option
Outstanding at December 31, 2023	590,000	$1.02
Forfeited	(192,500)	$1.03
Outstanding at March 31, 2024	397,500	$1.02
Forfeited	(12,500)	$1.00
Outstanding at June 30, 2024	385,000	$1.02

Outstanding at December 31, 2024	377,500	$1.02
Forfeited	(212,500)	$1.03
Outstanding at March 31, 2025	185,000	$1.00
Forfeited	—	$—
Outstanding at June 30, 2025	185,000	$1.00

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. SHARE-BASED COMPENSATION (cont.)

The following table summarizes information with respect to outstanding share options to employees as of June 30, 2025.

	Number of options	Weighted average remaining contractual term (years)
Outstanding at June 30, 2025	185,000	$0.15

For the three and six months ended June 30, 2025 and 2024, the Company did not charge share-based compensation expenses.

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

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENT AND CONTINGENCIES

On December 19, 2024, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with certain shareholders (the “TW Shareholders”) of Electric Power Technology Limited (the “TW Company”), pursuant to which the Company and the TW Shareholder agreed to exchange shares in the TW Company for newly-issued shares in the Company. On January 27, 2025, the Company and TW Shareholders have agreed to execute an amendment to the Share Exchange Agreement (the “First Amendment”, together with the Agreement, the “Amended Agreement”), amending, among other things, the share exchange ratio as 119 shares of the Company’s common stock for every 100 ordinary shares of TW Company. Pursuant to the Amended Agreement, TW Company Shareholders will exchange 31,626,082 ordinary shares in TW Company for 37,635,039 shares of newly issued common stock in the Company, with a par value of $0.0001 per share (the proposed transaction, the “Transaction”). On June 26, 2025, the Company held its 2025 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the shareholders voted to approve, among others, the Exchange.

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of income or liquidity.

13. SUBSEQUENT EVENT

The Company’s principal shareholder was involved in 11 legal proceedings that went to first trial, among which six cases were ended in acquittals, and five cases were in process of second trial. Currently, the outcome of the five cases cannot be reasonably estimated.

On April 17, 2025, the Nasdaq Stock Market LLC (the “Nasdaq”) notified the Company that the Nasdaq Hearings Panel (the “Panel”) has determined to affirm the denial of the Company’s request to continue its listing of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and that trading of the Company’s Common Stock was suspended at the open of trading on April 21, 2025. On July 21, 2025, Nasdaq filed Form 25 with the Securities and Exchange Commission to delist the Company's securities from Nasdaq. The delisting became effective on July 31, 2024. The Company’s common stock are traded on the over-the-counter market under the symbol “AIEV” .

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

Recent Developments

 On December 19, 2024, the Company entered into a Share Exchange Agreement (the “Agreement”) with certain shareholders (the “TW Company Shareholders”) of Electric Power Technology Limited, a Taiwan corporation (“TW Company”). On January 27, 2025, the Company and TW Company Shareholders have agreed to execute an amendment to the Share Exchange Agreement (the “First Amendment”, together with the Agreement, the “Amended Agreement”), amending, among other things, the share exchange ratio as 119 shares of the Company’s common stock for every 100 ordinary shares of TW Company. Pursuant to the Amended Agreement, TW Company Shareholders will exchange 31,626,082 ordinary shares in TW Company for 37,635,039 shares of newly issued common stock in the Company, with a par value of $0.0001 per share (the proposed transaction, the “Transaction”). On June 26, 2025, the Company held its 2025 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the shareholders voted to approve, among others, the Exchange.

On April 17, 2025, the Nasdaq Stock Market LLC (the “Nasdaq”) notified the Company that the Nasdaq Hearings Panel (the “Panel”) has determined to affirm the denial of the Company’s request to continue its listing of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and that trading of the Company’s Common Stock was suspended at the open of trading on April 21, 2025. On July 21, 2025, Nasdaq filed a Form 25 with the Securities and Exchange Commission to delist the Company's securities from Nasdaq. The delisting became effective on July 31, 2024. The Company’s common stocks are traded on the over-the-counter market under the symbol “AIEV”.

Key Factors Affecting Our Results of Operations

We believe that our performance and future success will depend on several Company specific factors, including those key factors discussed below and other factors in the section under the heading “Risk Factors” of the annual report on Form 10-K S-4 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025, as amended from time to time.

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

TP TW is incorporated in Taiwan and is subject to Taiwan corporate income tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Taiwan tax laws. The applicable tax rate for the first TW$120,000 of assessable profits is exempt from tax and assessable profits above TWD$120,000 (approximately $4,100) will be subject to the rate of 20% for resident companies in Taiwan.

For the three months ended June 30, 2025 and 2024

The following table sets forth a summary of our results of operations for the three months ended June 30, 2025 and 2024. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	For three months ended June 30,
	2025	2024
	(unaudited)	(unaudited)
Revenues	$—	$—

Operating expenses
General and administrative expenses	(503,080)	(1,347,897)
Total operating expenses	(503,080)	(1,347,897)

Other income (expenses)
Other expenses, net	(450)	—
Interest income	27	—
Foreign currency exchange income	—	1
Total other (expenses) income, net	(423)	1

Loss before income taxes	(503,503)	(1,347,896)
Income tax expenses	—	—
Net loss	$(503,503)	$(1,347,896)

General and administrative expenses. For the three months ended June 30, 2025 and 2024, our general and administrative expenses were approximately $0.5 million and $1.3 million, respectively. The decrease in general and administrative expenses was primarily because we incurred share-based compensation expenses of approximately $1.0 million upon closing of the Business Combination in June 2024 as we issued 900,000 ordinary shares to three FLFV’s independent directors and transferred 429,350 ordinary shares from Sponsor to FLFV’s officers, directors, secretary and their designees, partially offset by an increase of insurance expenses for our directors of approximately $67,200 and an increase of bank charges of approximately $55,400.

Net loss. As a result of the foregoing, we incurred a net loss of approximately $0.5 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively.

For the six months ended June 30, 2025 and 2024

The following table sets forth a summary of our results of operations for the six months ended June 30, 2025 and 2024. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	For six months ended June 30,
	2025	2024
	(unaudited)	(unaudited)
Revenues	$—	$—

Operating expenses
General and administrative expenses	(1,257,736)	(1,561,729)
Total operating expenses	(1,257,736)	(1,561,729)

Other income (expenses)
Other expenses, net	(702)	—
Interest income	27	—
Foreign currency exchange income (expenses)	5	(210)
Total other expenses, net	(670)	(210)

Loss before income taxes	(1,258,406)	(1,561,939)
Income tax expenses	—	—
Net loss	$(1,258,406)	$(1,561,939)

General and administrative expenses. For the six months ended June 30, 2025 and 2024, our general and administrative expenses were approximately $1.3 million and $1.6 million, respectively. The decrease in general and administrative expenses was primarily because we incurred share-based compensation expenses of approximately $1.0 million upon closing of the Business Combination in June 2024 as we issued 900,000 ordinary shares to three FLFV’s independent directors and transferred 429,350 ordinary shares from Sponsor to FLFV’s officers, directors, secretary and their designees, partially offset by an increase of approximately $0.4 million in professional expenses which were incurred to support the Company as a listed company, an increase of approximately $0.1 million in payroll expenses, an increase of insurance expenses for our directors of approximately $71,600 and an increase of bank charges of approximately $5,000.

Net loss. As a result of the foregoing, we incurred a net loss of approximately $1.3 million and $1.6 million for the six months ended June 30, 2025 and 2024.

Liquidity and Capital Resources

To date, we have financed our operating activities primarily through cash raised in loans from related parties (see “Note 10 – Related Party Transactions and Balances”), and equity financing including private placements. As of June 30, 2025, our cash was $97,454.

As of June 30, 2025, the Company continues to face significant uncertainties regarding its ability to continue as a going concern. These uncertainties include:

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	For six months ended June 30,
	2025	2024
Net cash used in operating activities	$(1,005,688)	$(541,660)
Net cash (used in) provided by investing activities	(1,400)	929,302
Net cash provided by financing activities	1,051,642	336,800
Effect of exchange rates on cash	284	—
Net increase in cash	44,838	724,442
Cash at beginning of period	52,616	196,907
Cash at end of period	$97,454	$921,349

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was approximately $1.0 million, primarily attributable to net loss of approximately $1.3 million, adjusted for an increase of approximately $0.1 million in due to related parties and an increase of approximately $0.1 million in other payable and accrued expenses.

Net cash used in operating activities for the six months ended June 30, 2024 was approximately $0.5 million, primarily attributable to net loss of approximately $1.6 million, adjusted for non-cash share-based compensation expenses of approximately $1.0 million.

Investing activities

For the six months ended June 30, 2025, we reported cash used in investing activities of $1,400, which was used in purchase of short-term investments.

For the six months ended June 30, 2024, we reported cash provided by investing activities of approximately $0.9 million, which was from the reverse acquisition we closed with FLFV in June 2024.

Financing Activities

For the six months ended June 30, 2025, we reported cash provided by financing activities of approximately $1.1 million, which were primarily provided by borrowings of approximately $1.1 million from our controlling shareholder and his family member.

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

Research and Development

We have incurred minimal research and development expenses for the three and six months ended June 30, 2025 and 2024. The researched and development expenses were recorded in “general and administrative expenses” in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see [Note 12 “Commitments and Contingencies”] of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

None.

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

Date: August 13, 2025	THUNDER POWER HOLDINGS, INC.

/s/ Pok Man Ho
	Name:	Pok Man Ho
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)