Form 10-Q
period 2025-09-30
Thunder Power Holdings, Inc.
filed 2025-11-13
CIK 1912582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 11, 2025, 70,724,664 shares of the registrant’s common stock were issued and 50,724,664 shares of registrant’s common stock is outstanding.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDER POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2025 and December 31, 2024
(Expressed in U.S. dollar, except for the number of shares)

	September 30, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$16,441	$52,616
Short-term investments	993	—
Prepaid expenses for forward purchase contract	13,114,964	13,114,964
Other current assets	355,855	382,865
Total Current Assets	13,488,253	13,550,445

Non-current Assets
Right of use assets	21,465	4,614
Total Non-current Assets	21,465	4,614

Total Assets	$13,509,718	$13,555,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Amount due to related parties	$3,267,809	$1,766,287
Other payable and accrued expenses	2,053,556	2,340,440
Lease liabilities, current	14,679	3,455
Underwriter fee payable	2,921,250	2,921,250
Total Current Liabilities	8,257,294	7,031,432

Lease liabilities, non-current	5,501	—
Total Liabilities	8,262,795	7,031,432

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 70,724,664 and 70,724,664 shares issued at September 30, 2025 and December 31, 2024, respectively; 50,724,664 and 50,724,664 shares outstanding at September 30, 2025 and December 31, 2024, respectively)	5,073	5,073
Additional paid-in capital	43,862,158	43,450,667
Accumulated loss	(38,618,791)	(36,932,246)
Accumulated other comprehensive (loss) income	(1,517)	133
Total Shareholders’ Equity	5,246,923	6,523,627
Total Liabilities and Shareholders’ Equity	$13,509,718	$13,555,059

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the three and nine months ended September 30, 2025 and 2024
(Expressed in U.S. dollar, except for the number of shares and loss per share)

	For three months ended September 30,		For nine months ended September 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—

Operating expenses
General and administrative expenses	(428,053)	(912,314)	(1,685,789)	(2,474,043)
Total operating expenses	(428,053)	(912,314)	(1,685,789)	(2,474,043)

Other income (expenses)
Other expenses, net	(84)	—	(786)	—
Interest income	—	—	27	—
Foreign currency exchange (loss) income	(2)	(3)	3	(213)
Total other expenses, net	(86)	(3)	(756)	(213)

Loss before income taxes	(428,139)	(912,317)	(1,686,545)	(2,474,256)
Income tax expenses	—	—	—	—
Net loss	(428,139)	(912,317)	(1,686,545)	(2,474,256)

Other comprehensive loss
Foreign currency adjustments	1,578	379	(1,650)	379
Comprehensive loss	$(426,561)	$(911,938)	$(1,688,195)	$(2,473,877)

Loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.06)
Weighted average shares – basic and diluted	50,724,664	50,552,367	50,724,664	42,729,350

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three and nine months ended September 30, 2025 and 2024
(Expressed in U.S. dollar, except for the number of shares)

	Common stock		Additional		Accumulated other	Total
	Number of stock	Amount	paid-in capital	Accumulated loss	comprehensive income (loss)	shareholders’ equity
Balance as of December 31, 2023	37,488,807	$3,749	$34,927,449	$(34,429,895)	$—	$501,303
Capital injection from shareholders	1,310,740	131	489,869	—	—	490,000
Net loss	—	—	—	(214,043)	—	(214,043)
Balance as of March 31, 2024	38,799,547	$3,880	$35,417,318	$(34,643,938)	$—	$777,260
Capital injection from shareholders	1,200,453	120	456,680	—	—	456,800
Reverse recapitalization (Note 1)	5,279,673	528	3,973,308	—	—	3,973,836
Issuance of common stock to a financial advisor	1,200,000	120	(120)	—	—	—
Issuance of common stock to independent directors	90,000	9	899,991	—	—	900,000
Share-based compensation	—	—	107,712	—	—	107,712
Settlement of working capital loans	289,960	29	2,635,971	—	—	2,636,000
Net loss	—	—	—	(1,347,896)	—	(1,347,896)
Balance as of June 30, 2024	46,859,633	$4,686	$43,490,860	$(35,991,834)	$—	$7,503,712
Payment of offering cost	—	—	(61,745)	—	—	(61,745)
Issuance of ordinary shares pursuant to forward purchase contracts	3,706,461	371	(371)	—	—	—
Issuance of ordinary shares pursuant to a private placement	150,000	15	(15)	—	—	—
Share-based compensation to a non-employee (Note 10)	—	—	21,939	—	—	21,939
Net loss	—	—	—	(912,317)	—	(912,317)
Foreign exchange adjustments	—	—	—	—	379	379
Balance as of September 30, 2024	50,716,094	$5,072	$43,450,668	$(36,904,151)	$379	$6,551,968

Balance as of December 31, 2024	50,724,664	$5,073	$43,450,667	$(36,932,246)	$133	$6,523,627
Net loss	—	—	—	(754,903)	—	(754,903)
Foreign exchange adjustments	—	—	—	—	200	200
Balance as of March 31, 2025	50,724,664	$5,073	$43,450,667	$(37,687,149)	$333	$5,768,924
Net loss	—	—	—	(503,503)	—	(503,503)
Foreign exchange adjustments	—	—	—	—	(3,428)	(3,428)
Balance as of June 30, 2025	50,724,664	$5,073	$43,450,667	$(38,190,652)	$(3,095)	$5,261,993
Reversal of exercise tax payable	—	—	411,491	—	—	411,491
Net loss	—	—	—	(428,139)	—	(428,139)
Foreign exchange adjustments	—	—	—	—	1,578	1,578
Balance as of September 30, 2025	50,724,664	$5,073	$43,862,158	$(38,618,791)	$(1,517)	$5,246,923

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2025 and 2024
(Expressed in U.S. dollar)

	For nine months ended September 30,
	2025	2024

Net cash used in operating activities	$(1,368,298)	$(905,358)

Cash flows from investing activities:
Purchase of short-term investments	(1,400)	—
Cash acquired in reverse capitalization	—	929,302
Net cash (used in) provided by investing activities	(1,400)	929,302

Cash flows from financing activities:
Subscription fees received from shareholders	—	356,800
Payment of extension loans	—	(380,000)
Borrowings from related parties	1,333,239	710,060
Repayment of borrowings to related parties	—	(25,000)
Payment of offering cost	—	(999,700)
Proceeds of prepayment shortfall under forward purchase contract	—	150,000
Net cash provided by (used in) financing activities	1,333,239	(187,840)

Effect of exchange rates on cash	284	625

Net increase (decrease) in cash	(36,175)	(163,271)
Cash at beginning of period	52,616	196,907
Cash at end of period	$16,441	$33,636

Supplemental cash flow information
Cash paid for interest expense	$—	$—
Cash paid for income tax	$—	$—

Non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$29,201	$25,824
Transfer of advance of subscription fees from shareholders to equity	$—	$590,000
Payable of expenses directly related to the business combination	$—	$1,353,913
Share based compensation to a nonemployee as part of offering cost	$—	$21,939

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

TP Holdings together with TP NEV, are engaged in design, development and manufacturing of high-performance electric vehicles. As of September 30, 2025 and December 31, 2024, its operations activities were carried out in Taiwan and its management team are currently located in Taiwan and USA.

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

Initial Insiders were comprised of Feutune Light Sponsor LLC (the “Sponsor”), US Tiger Securities, Inc. (“US Tiger”) and certain officers and directors of the Company. The Private Shareholders referred to the Sponsor and US Tiger. The Public Shareholders referred to the shareholders who held the public shares that were issued in the initial public offering of FLFV.

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

 The closing of the Exchange is subject to customary conditions, including receipt of all necessary regulatory approvals and the approval of the Company’s shareholders. The Agreement contains customary representations, warranties and covenants by the parties. The Agreement may be terminated: (1) by mutual consent of the parties; (2) by either party upon material breach by the other party that remains uncured for 10 days after notice; (3) if the closing has not occurred within 90 days of signing (subject to extension for regulatory approvals); or (4) by either party if a court or regulatory authority permanently enjoins the transaction. The closing must occur no later than October 31, 2025 according to the Amended Agreement. While the Company has not received any indication from any of its contractual parties to end the transaction it intends to enter into a supplemental agreement to extend the term of the Amended Agreement.

On April 17, 2025, the Nasdaq Stock Market LLC (the “Nasdaq”) notified the Company that the Nasdaq Hearings Panel (the “Panel”) has determined to affirm the denial of the Company’s request to continue its listing of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and that trading of the Company’s Common Stock was suspended at the open of trading on April 21, 2025. On July 21, 2025, Nasdaq filed Form 25 with the Securities and Exchange Commission to delist the Company’s securities from Nasdaq. The delisting became effective on July 31, 2025. The Company’s common stock are traded on the over-the-counter market under the symbol “AIEV”.

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

Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2024 that was issued on March 31, 2025.  In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2025 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. The Company’s reporting currency is the U.S. Dollar.

Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated upon consolidation.

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

As of September 30, 2025 and December 31, 2024, financial instruments of the Company primarily comprised of current assets and current liabilities including cash, short-term investments, other current assets, amount due to related parties, other payables, lease liabilities and underwriter fee payable. The carrying amount of these current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

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

Translation of amounts from TWD into US$ has been made at the following exchange rates for the respective periods:

	September 30, 2025	December 31, 2024
TWD exchange rate for balance sheet items, except for equity accounts	30.46	32.79

	For nine months ended September 30,
	2025	2024
TWD exchange rate for items in the statements of operations and comprehensive loss, and statements of cash flows	31.21	32.29

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

On July 2, 2024, the Sellers purchased and the Company issued additional 3,706,461 shares of the Company’s common stock to Meteora pursuant to the Forward Purchase Agreement and Subscription Agreement. The sellers made a prepayment shortfall of $150,000. The Company recorded the proceeds from shortfall prepayments as a reduction against the account of “prepaid expenses for forward purchase contract”. As of September 30, 2025 and December 31, 2024, the Company had outstanding balance of prepaid expenses for forward purchase contract of $13,114,964 and $13,114,964, respectively. The Company did not provide allowance against the balance for the three and nine months ended September 30, 2025, because the Company believed that the Sellers would sell the shares in the market once the Company resumed listing after business combination with TW Company Shareholders.

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

Under the current and applicable laws of BVI, both TP Holdings and TP NEV are not subject to tax on income or capital gains. As of September 30, 2025 and December 31, 2024, there were no temporary differences and no deferred tax asset or liability recognized. The Company does not believe that there was any uncertain tax positions as of September 30, 2025 and December 31, 2024.

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

For the three and nine months ended September 30, 2025 and 2024, the Company has not generated revenues from operating activities.

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

Significant risks and uncertainties

Credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of September 30, 2025, the Company held cash of $16,441, among which $11,511 was deposits in bank accounts in Taiwan, $4,008 deposited in bank accounts in the United States and $922 in bank accounts in Hong Kong.

Bank accounts in each bank in Taiwan is insured by the government authority with the maximum limit of TW$3,000,000 (equivalent to approximately $98,500). Each bank account in the United States is insured by Federal Deposit Insurance Corporation (“FDIC”) insurance with the maximum limit of $250,000. Each bank account in Hong Kong is insured by the government authority with the maximum limit of HK$500,000 (equivalent to approximately $64,300). To limit exposure to credit risk relating to deposits, the Company primarily place cash and cash equivalent deposits with large financial institutions in the United States and Hong Kong which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. GOING CONCERN

As of September 30, 2025, the Company continues to face significant uncertainties regarding its ability to continue as a going concern. These uncertainties include:

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

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Payments made on behalf of a third party(a)	$315,000	$315,000
Prepaid expenses	40,855	67,865
	$355,855	$382,865

(a)	Before entering into a Merger Agreement with FLFV, TP Holdings entered into a letter of intent with Aetherium Acquisition Corp. (“GMFI”) to explore a potential business combination. TP Holdings paid extension loans in an amount of $300,000 and working capital loans in an amount of $15,000 on behalf of GMFI. In March 2024, the letter of intent with GMFI was terminated.

5. OPERATING LEASE

As of September 30, 2025, TP Holdings had one 24-month office spaces lease agreement in Hong Kong with Thunder Power (Hong Kong) Limited (“TP HK”), a related party of the Company (Note 9). The lease agreement is non-cancellable, expiring in March 2027. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

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

The table below presents the operating lease related assets and liabilities recorded on the consolidated balance sheets.

	September 30, 2025	December 31, 2024
Right of use assets	$21,465	$4,614

Operating lease liabilities, current	$14,679	$3,455
Operating lease liabilities, non-current	5,501	—
Total operating lease liabilities	$20,180	$3,455

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. OPERATING LEASE (cont.)

Other information about the Company’s leases is as follows:

	For nine months ended September 30,
	2025	2024
Weighted average remaining lease term (years)	1.44	0.46
Weighted average discount rate	5.5%	5.5%

For the three months ended September 30, 2025 and 2024, operating lease expenses were $3,756 and $6,925, respectively, among which $233 and $nil were incurred for short-term lease expenses. For the nine months ended September 30, 2025 and 2024, operating lease expenses were $24,523 and $20,737, respectively, among which $10,984 and $nil were incurred for short-term lease expenses.

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2025:

September 30, 2025
For the three months ending December 31, 2025	$3,856
For the year ending December 31, 2026	15,422
For the year ending December 31, 2027	1,714
Total lease payments	20,992
Less: Imputed interest	(812)
Present value of lease liabilities	$20,180

6. OTHER PAYABLE AND ACCRUED EXPENSES

Other payable and accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Accrued professional expenses incurred for Business Combination (a)	$1,176,358	$1,176,358
Accrued exercise tax on repurchases of common stocks (b)	502,251	$913,742
Others	374,947	250,340
	$2,053,556	$2,340,440

(a)	As of September 30, 2025 and December 31, 2024, the balance of accrued professional expenses incurred for business combination consisted of expenses payable to a financial advisor, the counselor, public relation service providers and transfer agent.

(b)	On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. For the nine months ended September 30, 2025, the Company reversed the exercise tax payable of $411,491 arising from share redemption incurred in the year ended June 30, 2025 as the Company issued significant number of new shares.

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

As of September 30, 2025 and December 31, 2024, the Company had 50,724,664 and 50,724,664 shares of common stock issued and outstanding, respectively.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. EQUITY (cont.)

Preferred Stock

The Company has 100,000,000 shares of Preferred Stock authorized with par value $0.0001 per share. As of September 30, 2025 and December 31, 2024, the Company had nil shares of Preferred Stock issued and outstanding.

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

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. EQUITY (cont.)

Warrants (cont.)

Other Warrants

Upon closing of the Business Combination on June 21, 2024, the Sponsor had provided a total of $2,636,000 in working capital loans and elected to convert all such working capital loans into 263,600 working capital units, which include 263,600 shares of common stock, par value $0.0001 per share, 263,600 warrants, each of which may be exercised into one share of common stock of the Company, and 263,600 rights, each of which entitles the holder to receive one-tenth of one share of common stock of the Company at the closing of the Business Combination. On September 30, 2025 and December 31, 2024, the Company issued 263,600 warrants to the Sponsor.

As of September 30, 2025 and December 31, 2024, the Company had issued and outstanding warrants to purchase 10,537,475 and 10,537,475 shares of common stock, respectively.

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

On June 21, 2024, the Company issued 1,027,386 shares of common stock to settle the rights. As of September 30, 2025 and December 31, 2024, the Company did not have outstanding rights.

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

For the three and nine months ended September 30, 2025 and 2024, the Company did not incur income tax expenses.

Deferred tax assets and deferred tax liabilities as of September 30, 2025 and December 31, 2024 consist of the following:

	September 30, 2025	December 31, 2024
Net operating losses carryforwards	$23,201	$9,701
Less: valuation allowance	(23,201)	(9,701)
Total deferred tax assets	$—	$—

As of September 30, 2025, the Company had net operating loss carrying forwards of $357,612 from the Company’s Hong Kong subsidiaries, which will be carried forward indefinitely to offset future profits of the Company’s Hong Kong subsidiaries. The Company evaluates its valuation allowance requirements at end of each reporting period by reviewing all available evidence, both positive and negative, and considering whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in income from operations. The future realization of the tax benefit of an existing deductible temporary difference ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under applicable tax law. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. As of September 30, 2025, full valuation allowance of was provided against deferred tax assets arising from net operation losses carryforwards as the Company assessed that it was more likely than not that that the net operating losses would not be fully utilized before expiration.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2025 and December 31, 2024, the Company did not have any unrecognized uncertain tax positions and the Company does not believe that its unrecognized tax benefits will change over the next twelve months. For the three and nine months ended September 30, 2025 and 2024, the Company did not incur any interest and penalties related to potential underpaid income tax expenses.

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

b. Related party transactions:

For the three months ended September 30, 2025 and 2024, TP HK charged operating lease expenses of $3,523 and $6,925, respectively. For the nine months ended September 30, 2025 and 2024, TP HK charged operating lease expenses of $13,539 and $20,737, respectively.

For three months ended September 30, 2025, the Company borrowed $281,597 from Mr. Wellen Sham to support the Company’s operations. The borrowings bear interest rate of 8% and are payable through June 2026.

For nine months ended September 30, 2025, the Company borrowed $1,213,087 from Mr. Wellen Sham to support the Company’s operations. The borrowings bear interest rate of 8% and are payable through September 2026. For nine months ended September 30, 2025, the Company borrowed $100,000 from Ms. Ling Houng Sham to support the Company’s operations. The borrowings bear interest rate of 8% and is payable through March 2026. For the nine months ended September 30, 2025, Mr. Wellen Sham also made payments of $20,152 on behalf of the Company.

For three and nine months ended September 30, 2024, the Company borrowed $350,060 and $610,060, respectively, from Mr. Wellen Sham to support the Company’s operations. The borrowings bear interest rate ranging between 8% and 10%, and are payable through September 2025. For the three and nine months ended September 30, 2024, the Company repaid $25,000 and $25,000 to Mr. Wellen Sham.

For three and nine months ended September 30, 2024, the Company borrowed $nil and $100,000, respectively, from Ms. Ling Houng Sham to support the Company’s operations. The borrowings bear interest rate was 8%, and were payable in June 2024.

c. Balance with related parties:

	Nature	September 30, 2025	December 31, 2024
TP HK(1)	Amount due to the related party	$109,899	$96,236
Mr. Wellen Sham(2)	Amount due to the related party	2,643,209	1,271,415
Ms. Ling Houng Sham (2)	Amount due to the related party	324,701	208,636
FLFV Sponsor(3)	Amount due to the related party	190,000	190,000
		$3,267,809	$1,766,287

(1)	The balance due to TP HK represented the payments made by TP HK on behalf of TP Holdings regarding the office rental fee and employee salary expenses. The balance is interest free and is repayable on demand.

(2)	The balance due to Mr. Wellen Sham represented the promissory notes of $560,000 for extension of FLFV, promissory notes of $1,879,647 for the daily operation of the Company, other payable of $24,152 for payment of operating expenses on behalf of the Company and interest payable of $179,410. The balance due to Ms. Ling Houng Sham represented promissory notes of $300,000 for extension of FLFV and interest payable of $24,701.

The promissory notes issued to Mr. Wellen Sham matured through September 2026 with interest rate ranging between 8% and 10%. The promissory notes issued to Ms. Wellen Sham matured through March 2026 with interest rate of 8%.

(3)	In May and June 2024, FLFV issued three promissory notes to the FLFV Sponsor in exchange for an aggregated loans of $190,000 from the FLFV Sponsor, among which $50,000 was payable on closing of the Business Combination, and $140,000 was payable on June 21, 2024. As of the date of this Quarterly Report, the Company has not settled the promissory notes with FLFV Sponsor.

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

For the three and nine months ended September 30, 2025 and 2024, the transaction activities of share options were as below:

	Number of options	Weighted average exercise price per option
Outstanding at December 31, 2023	590,000	$1.02
Forfeited	(192,500)	$1.03
Outstanding at March 31, 2024	397,500	$1.02
Forfeited	(12,500)	$1.00
Outstanding at June 30, 2024	385,000	$1.02
Forfeited	(5,000)	$1.00
Outstanding at September 30, 2024	380,000	$1.02

Outstanding at December 31, 2024	377,500	$1.02
Forfeited	(212,500)	$1.03
Outstanding at March 31, 2025	185,000	$1.00
Forfeited	—	$—
Outstanding at June 30, 2025	185,000	$1.00
Forfeited	(5,000)	$—
Outstanding at September 30, 2025	180,000	$1.00

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. SHARE-BASED COMPENSATION (cont.)

The following table summarizes information with respect to outstanding share options to employees as of September 30, 2025.

	Number of options	Weighted average remaining contractual term (years)
Outstanding at September 30, 2025	180,000	$0.25

For the three and nine months ended September 30, 2025 and 2024, the Company did not charge share-based compensation expenses.

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

On April 17, 2025, the Nasdaq Stock Market LLC (the “Nasdaq”) notified the Company that the Nasdaq Hearings Panel (the “Panel”) has determined to affirm the denial of the Company’s request to continue its listing of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and that trading of the Company’s Common Stock was suspended at the open of trading on April 21, 2025. On July 21, 2025, Nasdaq filed a Form 25 with the Securities and Exchange Commission to delist the Company’s securities from Nasdaq. The delisting became effective on July 31, 2025. As of the date of this report, the Company’s common stock are traded on the over-the-counter market under the symbol “AIEV”.

Key Factors Affecting Our Results of Operations

We believe that our performance and future success will depend on several Company specific factors, including those key factors discussed below and other factors in the section under the heading “Risk Factors” of the annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

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

TP TW is incorporated in Taiwan and is subject to Taiwan corporate income tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Taiwan tax laws. The applicable tax rate for the first TW$120,000 of assessable profits is exempt from tax and assessable profits above TWD$120,000 (approximately $3,940) will be subject to the rate of 20% for resident companies in Taiwan.

For the three months ended September 30, 2025 and 2024

The following table sets forth a summary of our results of operations for the three months ended September 30, 2025 and 2024. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	For three months ended September 30,
	2025	2024
	(unaudited)	(unaudited)
Revenues	$—	$—

Operating expenses
General and administrative expenses	(428,053)	(912,314)
Total operating expenses	(428,053)	(912,314)

Other expenses
Other expenses, net	(84)	—
Foreign currency exchange expenses	(2)	(3)
Total other expenses, net	(86)	(3)

Loss before income taxes	(428,139)	(912,317)
Income tax expenses	—	—
Net loss	$(428,139)	$(912,317)

General and administrative expenses. For the three months ended September 30, 2025 and 2024, our general and administrative expenses were approximately $0.4 million and $0.9 million, respectively. The decrease in general and administrative expenses was primarily due to a decrease of approximately $0.4 million in professional and consulting expenses. We incurred higher professional and consulting expenses in the three months ended September 30, 2024 because we just closed business combination in the end of June 2024.

Net loss. As a result of the foregoing, we incurred a net loss of approximately $0.4 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively.

For the nine months ended September 30, 2025 and 2024

The following table sets forth a summary of our results of operations for the nine months ended September 30, 2025 and 2024. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	For nine months ended September 30,
	2025	2024
	(unaudited)	(unaudited)
Revenues	$—	$—

Operating expenses
General and administrative expenses	(1,685,789)	(2,474,043)
Total operating expenses	(1,685,789)	(2,474,043)

Other income (expenses)
Other expenses, net	(786)	—
Interest income	27	—
Foreign currency exchange income (expenses)	3	(213)
Total other expenses, net	(756)	(213)

Loss before income taxes	(1,686,545)	(2,474,256)
Income tax expenses	—	—
Net loss	$(1,686,545)	$(2,474,256)

General and administrative expenses. For the nine months ended September 30, 2025 and 2024, our general and administrative expenses were approximately $1.7 million and $2.5 million, respectively. The decrease in general and administrative expenses was primarily because we incurred share-based compensation expenses of approximately $1.0 million upon closing of the Business Combination in June 2024 as we issued 900,000 shares of Common Stock to three FLFV’s independent directors and transferred 429,350 shares of Common Stock from Sponsor to FLFV’s officers, directors, secretary and their designees, partially offset by an increase of approximately $0.2 million in other expenses.

Net loss. As a result of the foregoing, we incurred a net loss of approximately $1.7 million and $2.5 million for the nine months ended September 30, 2025 and 2024.

Liquidity and Capital Resources

To date, we have financed our operating activities primarily through cash raised in loans from related parties (see “Note 10 – Related Party Transactions and Balances”), and equity financing including private placements. As of September 30, 2025, our cash was $16,441.

As of September 30, 2025, the Company continues to face significant uncertainties regarding its ability to continue as a going concern. These uncertainties include:

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	For nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(1,368,298)	$(905,358)
Net cash (used in) provided by investing activities	(1,400)	929,302
Net cash provided by (used in) financing activities	1,333,239	(187,840)
Effect of exchange rates on cash	284	625
Net decrease in cash	(36,175)	(163,271)
Cash at beginning of period	52,616	196,907
Cash at end of period	$16,441	$33,636

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was approximately $1.4 million, primarily attributable to net loss of approximately $1.7 million, adjusted for an increase of approximately $0.2 million in due to related parties and an increase of approximately $0.1 million in other payable and accrued expenses.

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

Investing activities

For the nine months ended September 30, 2025, we reported cash used in investing activities of $1,400, which was used in purchase of short-term investments.

For the nine months ended September 30, 2024, we reported cash provided by investing activities of approximately $0.9 million, which was from the reverse acquisition we closed with FLFV in June 2024.

Financing Activities

For the nine months ended September 30, 2025, we reported cash provided by financing activities of approximately $1.3 million, which were primarily provided by borrowings of approximately $1.3 million from our controlling shareholder and his family member.

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

Research and Development

We have incurred minimal research and development expenses for the three and nine months ended September 30, 2025 and 2024. The researched and development expenses were recorded in “general and administrative expenses” in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Our management evaluated, with the participation of our Chief Executive Officer (the principal executive officer) and our Chief Financial Officer (the principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, as of September 30, 2025, we identified the material weakness that we are lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP technical accounting issues and prepare and review financial statements and related disclosures in accordance with U.S. GAAP and reporting requirements set forth by the SEC. Our management is currently in the process of evaluating the steps necessary to remediate the ineffectiveness, such as (i) hiring a consulting firm with U.S. GAAP experience to strengthen our financial reporting function; (ii) establishing an ongoing program to provide sufficient and appropriate training for financial reporting and accounting personnel, especially training related to U.S. GAAP and SEC reporting requirement.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings related to the Company, or its officers, and directors, please see Item 3 of the Company’s Annual Report on Form 10-K, filed with SEC on March 31, 2025.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. In addition to other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025, which could materially affect our business, financial condition, or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Annual Report.

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

Date: November 13, 2025	THUNDER POWER HOLDINGS, INC.

/s/ Pok Man Ho
	Name:	Pok Man Ho
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)