Form 10-K
period 2025-12-31
Thunder Power Holdings, Inc.
filed 2026-04-07
CIK 1912582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-39727

Thunder Power Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-4620515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 W 9th St #848
Wilmington, Delaware 19801
(Address of principal executive offices)

(909) 214-2482

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of Common Stock, $0.0001 par value per share	AIEV	OTCQB Venture Market

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $7,072,466 based on the closing sales price on the OTCQB Venture Market on June 30, 2025, the last business day of the registrants most recently completed second fiscal quarter.

As of March 24, 2026, there were 70,724,664 shares of Common Stock, par value $0.0001 per share, issued (including 50,724,664 shares that are issued and outstanding and 20,000,000 earnout shares that are issued but not outstanding, to vest upon the achievement of certain performance milestones).

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Our actual results to differ materially from those described in forward-looking statements due to factors beyond our control, which include, but not limited to, the following:

●	the ability of the Company to maintain the trading of its Common Stock on the OTCQB Venture Market, and the potential liquidity and trading of such securities;

●	the effect of existing and future laws and governmental regulations (or interpretations thereof) on us, and on our current or future suppliers;

●	a decline in demand for electronic vehicles;

●	the price and availability of competitor’s products and services, including those manufactured or provided by manufacturers of non-electric vehicles;

●	the Company’s ability to acquire or license rights to intellectual property and technologies that are at the core of the Company’s planned products, on acceptable terms and in a timely manner;

●	the Company’s ability to obtain, maintain, protect and enforce intellectual property rights, including those obtained through any future intellectual property licensing agreements;

●	make milestone, royalty or other payments due under any license or collaboration agreements;

●	uncertainty related to the timing, pace and extent of the macro economy in the United States and elsewhere, which in turn will likely affect demand for our products and services;

●	inflationary factors, such as increases in labor costs, material costs and overhead costs;

●	the financial and business performance of the Company, including financial projections and business metrics and any underlying assumptions thereunder;

●	the Company’s ability to successfully and timely develop and market its technology and products, and otherwise implement its growth strategy;

●	risks relating to the Company’s operations and business, including information technology and cybersecurity risks, potential deterioration in relationships between the Company and its employees;

●	introduction of new technologies or services by competitors in our industry, including using new technologies subject to patent or other intellection property protections;

●	risks relating to potential disruption of current plans, operations and infrastructure of the Company as a result of the consummation of the Business Combination;

●	the impact of geopolitical, macroeconomic and market conditions, including the ongoing war between Russia and Ukraine, the war between Iran, Israel and U.S., and the global response to such hostilities which may negatively impact our operating results;

●	acts of terrorism, war or political or civil unrest in the United States or beyond;

●	federal, state and local regulations impacting any aspect of our research, production and development activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;

●	the effects of any future litigation; and

●	other risks and uncertainties set forth in this prospectus in the section entitled “Risk Factors”.

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

Summary Risk Factors

Investing in our Common Stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as further described below. The occurrence of any such risks could adversely affect our business, financial condition, results of operations and prospects. The principal factors and uncertainties that make investing in our Common Stock speculative or risky include, among others:

●	Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment;

●	The success of our business may depend on attracting prospective customers and retaining sufficient capital to commence mass production. If we are unable to do so, we may not be able to achieve profitability;

●	Our business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources;

●	Our business and prospects will depend significantly on our brand;

●	We are actively negotiating with our affiliates to license the intellectual property and technology rights at the core of our business plan, and our inability to obtain and maintain these licenses could materially affect our business, financial condition, and operating results.

●	We are subject to substantial laws and regulations that could impose substantial costs, legal prohibitions or unfavorable changes upon our operations or products, and any failure to comply with these laws and regulations, including as they evolve, could substantially harm our business and results of operations;

●	In the future, if we develop or acquire proprietary intellectual property, protecting such intellectual property will be critical to our operations and we may suffer competitive harm from infringement on such rights;

●	We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	We are subject to various environmental, health and safety laws and regulations that could impose substantial costs on us and cause delays in building and subsequently expanding our production facilities;

●	We are subject to risks associated with autonomous driving and advanced driver assistance system technology, and we cannot guarantee that our vehicles will achieve our targeted assisted or autonomous driving functionality within our projected timeframe, if ever;

●	We face risks associated with international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.

●	We have not yet commenced mass production, and any significant delay in the design, manufacture, launch and financing could make it difficult for us to commence production and harm our business and prospects;

●	Our prospect for future growth depends upon our ability to establish and maintain relationships with our potential suppliers and source suppliers for our critical components, and to completely build out our supply chain, while effectively managing the risks due to such relationships;

●	The automotive market is highly competitive, and we may not be successful in competing in this industry;

●	Developments in electric vehicle or alternative fuel technology or improvements in the internal combustion engine may adversely affect the demand for our vehicles;

v

●	We must develop complex software and technology systems, including in coordination with vendors and suppliers, in order to produce our electric vehicles, and there can be no assurance such systems will be successfully developed;

●	We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance, safety, security and costs;

●	If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our products could be harmed;

●	Our vehicles will make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.

●	Thunder Power’s management has limited experience in operating a public company;

●	Any unauthorized control, manipulation, interruption or compromise of or access to our products or information technology systems could result in loss of confidence in us and our products, harm our business and materially adversely affect our financial performance, results of operations or prospects;

●	We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy and security, and any actual or perceived failure to comply with such obligations could harm our reputation and brand, subject us to significant fines and liability, or otherwise adversely affect our business.

●	We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Common Stock less attractive to investors and may make it more difficult to compare our financial performance with other public companies;

●	Future sales and issuances of Common Stock or rights to purchase Common Stock could result in additional dilution to our stockholders and could cause the price of our Common Stock to decline;

●	Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Common Stock;

●	We may need to raise additional funds and these funds may not be available to us when needed. If we cannot raise additional funds when we need them, our business, prospects, financial condition and operating results could be negatively affected;

●	Our financial results may vary significantly from quarter to quarter;

●	Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

●	Our Common Stock has been delisted from The Nasdaq Capital Market and is now traded on the OTCQB Venture Market, which could adversely affect its market price, liquidity, and our ability to raise capital.

●	Our operating results and growth strategies will be closely tied to the success of our future franchise partners, and we have limited control with respect to their operations. Additionally, our future franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.

PART I

Item 1. Business

Corporate History and Background

FLFV

Prior to June 21, 2024, we were known as Feutune Light Acquisition Corporation, a Delaware corporation (“FLFV”), and Feutune Light Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of FLFV (“Merger Sub”). On October 26, 2023, we entered into a business combination agreement (as amended, the “Business Combination Agreement”) with Thunder Power Holdings Limited, a British Virgin Islands company (“Thunder Power”), pursuant to which on June 21, 2024, Thunder Power merged with and into Merger Sub, with Merger Sub surviving the merger as a wholly owned subsidiary of FLFV (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement and any other agreement executed and delivered in connection therewith, the “Business Combination”). At the closing of the Business Combination (the “Closing”), FLFV was renamed as “Thunder Power Holdings, Inc.” Unless the context indicates otherwise, references in this prospectus to the “Company,” “Thunder Power Holdings,” “we,” “us,” “our” and similar terms refer to Thunder Power Holdings, Inc. References to “FLFV” refer to our predecessor company prior to the consummation of the Business Combination.

Thunder Power

On March 21, 2013, Thunder Power Hong Kong Ltd. (“TP HK”) was established as a wholly owned subsidiary of Thunder Power with the intention to act as a financial and operational hub of Thunder Power, to deal with various corporate actions such as fundraising, back-office operations and bridge the operations between China and Europe. As from December 14, 2021, Thunder Power retains only one subsidiary, Thunder Power New Energy Vehicle Development Company Limited (“TP NEV”) which was established in accordance with laws and regulations of British Virgin Islands on October 19, 2016.

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

You can find additional information on our website at www.aiev.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

Our Business Divisions

We envision to structure our operations into three different divisions: vehicle development, strategic alliance and mergers and acquisitions, and trade and consulting, each of which intends to address large and fragmented markets.

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

Core Product

At the heart of Thunder Power’s product portfolio is the Compact City Car, which is scheduled for launch in 2028. This model integrates Thunder Power’s proprietary innovations, developed prior to its public listing, with state-of-the-art technical solutions. The vehicle’s design is led by renown European designer, ensuring a blend of functionality and aesthetic appeal. We expect to outsource the initial production to facilities in Italy, with an option for insourced production beginning in 2030.

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

We intend to focus on achieving symmetry of parts to simplify both manufacturing and assembly processes, adhering to niche manufacturing principles. We also aim to minimize the number of unique components by promoting design repeatability. The Compact City Car is planned to integrate a combination of internal and external “off the shelf” parts alongside new development components, enhancing efficiency and reducing complexity in production.

The City Car is designed to cater to a younger, urban demographic of first-time car buyers who value sustainability and view their car as an extension of their identity and lifestyle. The initial launch will target Taiwan as a pilot market, with subsequent expansion planned in Asia and Europe.

Niche Offerings

Thunder Power’s niche vehicle development focuses on creating high-impact, emotionally compelling products that prioritize personalization and unique design. These offerings are positioned as complementary vehicles for households, rather than primary functional cars.

Leveraging its existing chassis and technologies, we are well-position to develop and launch the Sports Coupe, a high-performance luxury vehicle that combines European styling with superior craftsmanship and driving dynamics. Drawing inspiration from other successful benchmarks, this model is designed to deliver exceptional comfort and performance, with a targeted starting retail price of $100,000. Production will be outsourced to Italy.

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

Collaborative Projects

We are actively pursuing joint ventures and collaboration opportunities to expand its footprint in emerging automotive segments. This includes leveraging its AIEV design framework to enhance third-party platforms for exclusive markets.

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

The first Microcar project is planned as a low-volume joint venture, leveraging the platform of an existing manufacturer, with production targeted to begin in 2027. This model will incorporate Thunder Power’s signature Italian design elements. A fully unique Microcar is anticipated to launch from 2030, subject to achieving market-relevant retail pricing, which is currently under evaluation.

Mergers and Acquisitions (M&A)

We are committed to pursuing a proactive merger and acquisitions strategy, primarily targeting opportunities within the clean energy sector and related industries. The focus will be on acquisitions that are immediately revenue-generating, reinforcing the Company’s financial position while creating synergies with its core business.

On December 19, 2024, we entered into a share exchange agreement with certain shareholders (the “TW Company Shareholders”) of Electric Power Technology Limited, a Taiwan corporation (“TW Company”). On January 27, 2025, the Company and TW Shareholders have executed an amendment to the Agreement and certain subsequent amendments (the “Amendments”, and together with the Agreement, the “Amended Agreements”). Pursuant to the terms of the Amended Agreement, a portion of the TW Company Shareholders are expected to exchange a total of 26,783,838 ordinary shares in TW Company for an aggregate of 31,832,768 shares of newly issued Common Stock of the Company in weeks, with the remaining total of 1,715,000 shares of the TW Company to be transferred to the Company for 2,038,621 shares in a few months. Upon completion of the transaction, the Company is expected to hold approximately 33.71% of TW Company’s total issued and outstanding shares. The transaction has been reviewed and approved by the Taiwan government. This transaction is expected to strengthen Thunder Power’s position in renewable energy while providing immediate revenue streams

Trade and Consulting

At the core of our strategy is to generate revenue during the capital-intensive vehicle development phase. To achieve this, the Company plans to engage in complementary activities that do not interfere with its core business operations but provide additional revenue streams and cash flow.

Vehicle Trading

As a precursor to building a dealer network and cultivating sales contacts, we intend to engage in limited prestige vehicle trading. This initiative will focus on trading new and nearly new vehicles in the European and Asian markets, leveraging the Company’s market expertise and industry relationships.

In addition to the opportunity to bringing cash flow, we also expect these trading activities to enable us to establish valuable industry connections and insights, laying the groundwork for a future dealer network and strengthening the Company’s presence in key markets.

Consulting

We also intend to offer design consulting services and licensing access to its patent portfolio as part of its broader strategy to monetize intellectual property and technical expertise.

Capitalizing the Company’s in-house design capabilities and patent portfolio, we plan to unlock additional revenue opportunities while maintaining ensuring cost efficiency.

Technology

Thunder Power is currently exploring potential licensing arrangements of intellectual property from its affiliates. These technologies may include, among others, modular flexible chassis system, wireless charging, multi-link suspension system, light weight engineering, battery management system (BMS), thermal management systems (TMS), and the use of EV TDPs. No licensing agreements have been finalized, and there can be no assurance that the Company will obtain rights to any such technologies.

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

 Regardless of the protective measures that we may implement to safeguard our intellectual property and proprietary technology; there is always a risk that alterations from our products or processes may provide sufficient basis for a competitor to avoid infringement claims. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and courts can reinterpret a patent’s scope after issuance. Many jurisdictions, including the United States, permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot provide any assurance that any patents will be issued from our pending or any future applications or that any current or future issued patents will adequately protect our intellectual property. For this and other risks related to our proprietary technology, inventions and improvements, please see the section under the heading “Risk Factors.”

TP NEV currently holds 154 issued U.S. patents. Thunder Power does not currently have a licensing agreement in place with TP NEV with respect to such patents, and there can be no assurance that such agreement will be entered into.

We may explore potential licensing arrangements for certain technologies developed by our affiliates. No licensing agreements have been finalized, and there can be no assurance that the Company will obtain rights to any such technologies. Technologies that we hope to have access to through licensing agreements and intend to invest in and develop include engineering software, drivetrain systems and controls, infotainment, cybersecurity, telematics and electrical architecture hardware and software. As we develop our technology, we will continue to build our intellectual property portfolio, including by pursuing patents and other intellectual property protection when we believe it is possible, cost-effective, beneficial, and consistent with our overall intellectual property protection strategy.

Generally, the terms of individual issued patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application, assuming the patent has not been terminally disclaimed over a commonly-owned patent or a patent naming a common inventor, or over a patent not commonly owned but that was disqualified as prior art as the result of activities undertaken within the scope of a joint research agreement. The life of a patent, and the protection it affords, is therefore limited and once the patent lives of our issued patents have expired, we may face competition, including other competing technologies. The duration of foreign patents varies in accordance with provisions of applicable local law but typically is also 20 years from the earliest effective filing date. The actual protection afforded by a patent may vary from country to country and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of patent term adjustments or extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. As a result, our owned patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Our commercial success will also depend in part on not infringing, misappropriating or otherwise violating the intellectual or proprietary rights of third parties. The issuance of third-party patents could require us to alter our development or commercial strategies, change our products or processes, obtain licenses to additional third-party patents or other intellectual property or cease certain activities. Our breach of any license agreements or failure to obtain a license for proprietary rights that we may require to develop or commercialize our future products or technologies may have an adverse impact on us. Given that patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the patent protection being sought by third parties and/or the priority of inventions covered by such patent applications. Moreover, we may have to participate in interference, revocation, derivation, re-examination, post-grant review, inter partes review or opposition proceedings brought by third parties or declared by the U.S. Patent and Trademark Office or an equivalent foreign body. See “Risk Factors” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.

Showroom rendering (source from Thunder Power):

Facilities and Production

In alignment with our focus on efficiency and scalability, we expect to conduct all short- and medium-term vehicle production through outsourcing partnerships with established manufacturing facilities. This approach enables the Company to leverage the expertise, resources, and infrastructure of its production partners, ensuring high-quality manufacturing standards while maintaining flexibility to scale operations in response to market demand.

For the longer term, Thunder Power retains the option to transition to insourced production. This potential shift will be carefully evaluated based on market conditions, production volumes, and cost efficiencies, with the goal of enhancing operational control and capturing additional value across the manufacturing process. This dual approach ensures that the Company remains agile and competitive while maintaining the ability to adapt its production strategy to evolving business needs and industry dynamics.

Funding and Revenue

Thunder Power is a pre-revenue company and has not generated any revenue from the sales of its vehicles. We expect to generate revenue from the sale of our EV Models, the sale and/or licensing of our technologies, and from any future research and development services that we may provide.

Go-To-Market Strategy

Thunder Power plans to establish a comprehensive and well-structured network of dealer partners, designed to provide both sales and after-sales service, ensuring seamless and reliable customer experience. These dealer partners will serve as key touchpoints for customers, offering personalized support, product education, and maintenance solutions to uphold the brand’s commitment to quality and customer satisfaction. This traditional dealership model will be complemented by centrally coordinated marketing initiatives, aimed at driving brand visibility and delivering consistent messaging across all markets. Furthermore, to cater to evolving consumer preferences and the growing demand for convenience, Thunder Power will also provide customers with the option to order vehicles directly through its online platform. This dual-channel approach allows the Company to reach a broader audience, offering the flexibility to engage with the brand in a manner that best suits individual preferences, whether through in-person interactions at dealerships or the convenience of digital commerce.

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

Thunder Power believes that it is favorably positioned to compete on the basis of these factors. However, many of Thunder Power’s current and potential competitors have substantially greater financial, technical, manufacturing, marketing and other resources than Thunder Power. Thunder Power’s competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their products. Additionally, many of Thunder Power’s competitors also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other tangible and intangible resources that exceed Thunder Power’s. Furthermore, many of Thunder Power’s competitors operate with a traditional sales and dealer distribution model for vehicles that may be viewed more favorably by potential customers. These competitors also compete with Thunder Power in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, Thunder Power’s products. Additional mergers and acquisitions in the EV and luxury automotive markets may result in even more resources being concentrated on Thunder Power’s competitors.

Government Regulations and Credits

Environmental Regulations

(i)	At the U.S. Federal level:

In 2012, the Environmental Protection Agency (“EPA”) adopted greenhouse gas emissions (GHG) standards for light duty vehicles produced in model years 2017 – 2025 (Control of Air Pollution from Motor Vehicles: Tier 3 Motor Vehicle Emission and Fuel Standards, 79 FR 23414 (Apr. 28, 2014)). In 2020 (The Safer Affordable Fuel-Efficient (SAFE) Vehicles Rule for Model Years 2021-2026 Passenger Cars and Light Vehicles, 85 FR 24174 (Apr. 30, 2020)) and 2021 (Revised 2023 and Later Model Year Light-Duty Vehicle Greenhouse Gas Emissions Standards, 86 FR 74434 (Dec. 30, 2021), the EPA revised and made more stringent its GHG standards and proposed and finalized a rulemaking (the “2021 rulemaking”), respectively, for model years 2023 – 2026 light-duty passenger cars. Thunder Power’s production schedule starting in 2025 and covering 2026 will be subjected to these more stringent GHG standards.

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

Massachusetts: Though not finalized, in 2022, the state of Massachusetts announced that it may ban sale of all new gas-powered vehicles by 2035. (Id. note 18, citing Boston.com, “Following California’s lead, state will likely ban all sales of new gas-powered cars by 2035.”).

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

EPA Emissions and Certificate of Conformity

The U.S. Clean Air Act requires that Thunder Power obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board (“CARB”) certifying that its vehicles comply with applicable emissions requirements. A Certificate of Conformity is required for vehicles sold in the United States, and an Executive Order from the CARB is required for vehicles sold in states that have adopted California standards. CARB sets California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California. States that have adopted the California standards as approved by EPA also recognize the CARB Executive Order for sales of vehicles. In addition to California, there are 13 other states that have either adopted or are in the process of adopting the stricter California standards, including New York, Massachusetts, Vermont, Maine, Pennsylvania, Connecticut, Rhode Island, Washington, Oregon, New Jersey, Maryland, Delaware and Colorado.

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

In addition to the various territorial legal requirements Thunder Power is obligated to meet, Thunder Power’s family of EVs is engineered with the expectation that it will deliver overall five-star performance in the two main voluntary vehicle safety performance assessment programs, the U.S. New Car Assessment Program (“NCAP”) and the European New Car Assessment Programme (“Euro NCAP”). Five-star score is the maximum attainable score. These independent organizations have introduced a number of additional safety related tests aimed at improving the safety of passenger vehicles, both for occupants and pedestrians involved in collisions with vehicles. Some of these tests are derived from legal requirements, such as side impact, but have higher performance requirements. Others are unique to the programs. Areas covered by these tests in 2020 included:

●	Mobile Progressive Deformable Barrier;

●	Full Width Rigid Barrier;

●	Mobile Side Impact Barrier;

●	Side Pole;

●	Far Side Impact;

●	Whiplash;

●	Vulnerable Road Users (Pedestrians and Cyclists);

●	Safety Assist; and

●	Rescue and Extrication

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees and Human Capital Resources

As of December 31, 2025, we had 2 full-time employees. None of our employees are represented by a labor union or party to a collective bargaining agreement.

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

We are an early-stage company with a limited operating history, operating in a rapidly evolving and highly regulated market. Furthermore, we have not released any commercially available product, and we have no experience manufacturing or selling a commercial product on a scale. Because we have not generated revenue, and as a result of the capital-intensive nature of our business, we expect to continue to incur substantial operating losses for the foreseeable future.

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

You must consider the risks and difficulties we face as an early-stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. There are no assurances that we will be able to secure future business with potential customers. As an early-stage company, it is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. Our performance and expectations depend on the successful implementation of management’s growth strategies and are based on assumptions and events over which we have only partial or no control, including, but not limited to, adverse economic conditions, regulatory developments, our ability to finance our contemplated operations, difficulties in engineering, delays in designs or materials provided by the customer or a third party, equipment and materials delivery delays, schedule changes, customer scope changes, delays related to obtaining regulatory permits and rights-of-way, inability to find adequate sources of labor in the locations where we are building new plants, weather-related delays, delays by customers’ contractors in completing their portion of a project, technical or transportation difficulties, cost overruns, supply difficulties, geopolitical risks and other factors. The assumptions underlying our expectations require the exercise of judgment and may not occur, and the expectations are subject to uncertainty due to the effects of economic, business, competitive, regulatory, legislative, and political or other changes.

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

Investors should be aware of the difficulties normally encountered by an early-stage enterprise, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, we can be expected to continue to sustain substantial operating expenses and may not generate sufficient revenues to cover expenditure. Any investment in our company is therefore highly speculative and could result in a loss of your entire investment.

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

We intend to hire a significant number of additional personnel, including design and manufacturing personnel and service technicians for our vehicles. Because our vehicles are based on a different technological platform than traditional internal combustion engines, individuals with sufficient training in electric vehicles may not be available to hire, and as a result, we will need to spend significant time and expense training the personnel we do hire. Competition for individuals with experience in designing, engineering, manufacturing and servicing electric vehicles is intense, and we may not be able to identify, attract, integrate, train, motivate or retain additional highly qualified personnel in the future. The failure to identify, attract, integrate, train, motivate and retain these additional personnel could seriously harm our business and prospects. If we are unable to grant equity awards, or if we are forced to reduce the value of equity awards we grant due to shortage of shares available for issuance under our 2024 Omnibus Equity Inventive Plan, we may not be able to attract, hire and retain the personnel necessary for our business, which would have a material adverse effect on our business, prospects financial condition and results of operations.

In addition, we have no experience in mass manufacturing our vehicles. We cannot assure our investors that we will be able to develop efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes required to successfully market our vehicles. Any failure to develop such manufacturing processes and capabilities within our projected costs and timelines could stunt our future growth and impair our ability to produce, market, service and sell or lease our vehicles successfully. In addition, our success is substantially dependent upon the continued service and performance of our senior management team and key technical and vehicle management personnel. If any key personnel were to terminate their employment with us, such termination would likely increase the difficulty of managing our future growth and heighten the foregoing risks. If we fail to manage our growth effectively, such failure could result in negative publicity and damage to our brand and have a material adverse effect on our business, prospects, financial condition and results of operations.

The proceeds received in the Business Combination will only fund operations for a limited time and we will need to obtain additional financing to continue operations and execute our business plans. If we are unable to obtain such financing, we may be unable to complete the development and commercialization of our products and services.

Our operations have consumed substantial amounts of cash since inception. The net losses of Thunder Power Holdings Limited were $2.12 and $2.50 million for the years ending December 31, 2025 and 2024, respectively. We anticipate that our future cash requirements will continue to be significant and we will need to obtain additional financing beyond that being provided by the Business Combination to implement our business plan as described in this prospectus. Specifically, we may need to raise additional funds to complete the research and development, testing, manufacturing, marketing, and shipping of our vehicles, as well as to support the continued research and development of our vehicles and the development of other models, and to build contingencies for unforeseen events. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of the rights of the stockholders of the Company upon closing thereof. Additional funds may not be available when we need them, on terms attractive to us, or at all.

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

In areas where we will depend on third-party service providers for retail product distribution and full-service networks, we will be subject to the risk of customer dissatisfaction with the quality or performance of the products or services we sell due to third-party service provider’s failure. Third-party service providers may not have the same incentives we do and may not allocate adequate or sufficient time and/or resources for performing services for us. In addition, business difficulties experienced by a third-party service provider could lead to the interruption of our ability to distribute products or provide services and ultimately our inability to supply products or services to our customers. Third-party service provider business interruptions may include, but are not limited to, work stoppages, union negotiations and other labor disputes. Current or future economic conditions could also impact the ability of third-party service providers to access credit and, thus, impair their ability to provide us with quality services in a timely manner, or at all.

Our business and prospects will depend significantly on our brand.

Our business and prospects will heavily depend on our ability to develop, maintain and strengthen the “Thunder Power” brand association with luxury and technological excellence. Promoting and positioning our brand will likely depend significantly on our ability to provide consistently high-quality customer experience, an area in which we have limited experience. To promote our brand, we will be required to invest in, and over time we may be required to change our customer development and branding practices, which could result in substantially increased expenses, including the need to use traditional media such as television, radio and print advertising. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ vehicles or our competitors’ success. For example, certain of our competitors have been subject to significant scrutiny for incidents involving their self-driving technology and battery fires, which could result in similar scrutiny of us.

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

There is always a risk of making false claims about the prospects of an EV technology company. One such notable case was United States of America v. Trevor Milton, No. 21-00478, U.S. District Court, Southern District of New York, 21 Cr. 478 (ER) (“Nikola”). Nikola involved an electric truck maker who the SEC alleged in 2020-2021 defrauded its investors with false claims about its EV technology. In a cease-and-desist order against Nikola and the subsequent case S.E.C. v. Milton, No. 21 Civ. 06445 (AKH), the SEC said that Trevor Milton (“Milton”), the founder and one-time chairperson of Nikola, lied to inflate stock prices during the company’s public-relations campaign to investors by making forward-looking statements since the company had not yet produced a single vehicle. Other misleading and forward-looking statements included claims about Nikola’s technological advancements, in-house production capabilities, hydrogen production, truck reservations and orders, financial outlook, refueling time, and a potential partnership with a globally known car maker. Several electric vehicle prototypes of the Sedan and City Car were built by TongGao Advanced Manufacturing Technology (Taicang) Co. Ltd, an affiliate of Thunder Power. These prototypes were built for the purpose of showcasing Thunder Power’s technology and for early fundraising purposes. Thunder Power has not produced a single electric vehicle and all our statements in this prospectus regarding our production capabilities, technologies, weight, charging time, driving range and potential partnerships are forecasts or forward-looking statements based on our own beliefs, opinions, and internal research, development and testing.

Some of our directors, officers and assets reside or be located outside of the United States, which may cause investors difficulty in enforcing judgments against our directors and officers.

Some of our directors and officers reside outside the United States and a majority of our assets are located outside the United States. As a result, it may be difficult or impossible to effect service of process within the United States upon these directors and officers, or to recover against those persons on judgments of United States courts, including judgments predicated upon the civil liability provisions of the United States federal securities laws. Moreover, it is not certain that a court in the British Virgin Islands, Hong Kong, or Taiwan would award damages on the same basis as a United States court, or that a British Virgin Islands, Hong Kong, or Taiwanese court would enforce foreign judgments if it viewed the number of damages as excessive or inconsistent with local practice or public policy.

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

We are or will be subject to complex environmental, manufacturing, health and safety laws and regulations at numerous jurisdictional levels, including laws relating to the use, handling, storage, recycling, disposal and human exposure to hazardous materials and with respect to constructing, expanding and maintaining our facilities. The costs of compliance, including remediating contamination, if any, are found on our properties and any changes to our operations mandated by new or amended laws, may be significant. We may also face unexpected delays in obtaining permits and approvals required by such laws in connection with our manufacturing facilities, which would hinder our ability to continue our commercial manufacturing operations. Such costs and delays may adversely impact our business prospects and results of operations. Furthermore, any violations of these laws may result in substantial fines and penalties, remediation costs, third-party damages, or a suspension or cessation of our operations.

In addition, models will be subject to substantial regulations under international, federal, state and local laws. We have incurred and expect to continue to incur significant costs in complying with these regulations. Any failures to comply could result in significant expenses, delays or fines. In the United States, vehicles must meet or exceed all federally mandated motor vehicle safety standards to be certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Any future vehicles will be subject to substantial regulation under federal, state and local laws and standards. These regulations include those promulgated by the U.S. Environmental Protection Agency, NHTSA, other federal agencies, various state agencies and various state boards, and compliance certification is required for each individual vehicle we manufacture for sale. These laws and standards are subject to change from time to time, and we could become subject to additional regulations in the future, which would increase the effort and expense of compliance. In addition, federal, state and local laws and industrial standards for electric vehicles are still developing, and we face risks associated with changes to these regulations, which could have an impact on the acceptance of our electric vehicles, and increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine, which could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote electric vehicles. Compliance with these regulations is challenging, burdensome, time consuming and expensive. If compliance results in delays or substantial expenses, our business could be adversely affected.

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

If we develop or acquire proprietary intellectual property in the future, protecting such intellectual property will be critical to our operations. There is no assurance that our patent applications will be granted or that issued patents will provide adequate protection. We may also need to expend significant resources to defend our intellectual property against third-party infringement, and failure to protect these rights could result in competitive harm.

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

The results of litigation, investigations, claims and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters require significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, results of operations, cash flows and financial condition. In addition, the threat or announcement of litigation or investigations by governmental authorities or other parties, irrespective of the merits of the underlying claims, may itself have an adverse impact on the trading price of our Common Stock.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, which could harm our business, prospects, results of operations and financial condition. The automotive industry experiences significant product liability claims, and we face inherent risks of exposure to claims in the event our production vehicles do not perform or are claimed not to perform as expected or malfunction, resulting in property damage, personal injury or death. We also expect that, as is true for other automakers, our vehicles will be involved in crashes resulting in death or personal injury, and even if not caused by the failure of our vehicles, we may face product liability claims and adverse publicity in connection with such incidents. In addition, we may face claims arising from or related to failures, claimed failures or misuse of new technologies that we expect to offer. In addition, the battery packs that we produce make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain a single cell’s release of energy without spreading to neighboring modules, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, in particular due to a high-speed crash. In addition, although we equip our vehicles with systems designed to detect and warn vehicle occupants of such thermal events, there can be no assurance that such systems will function as designed or will provide vehicle occupants with sufficient, or any, warning in all circumstances. Any such events or failures of our vehicles, battery packs or warning systems could subject us to lawsuits, product recalls or redesign efforts, all of which would be time-consuming and expensive.

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

Our operations are subject to federal, state and local environmental laws and regulations and will be subject to international environmental laws, including laws relating to the use, handling, storage, and disposal of and human exposure to hazardous materials. Environmental, health and safety laws and regulations are complex, and we have limited experience complying with them. Moreover, we may be affected by future amendments to such laws or other new environmental, health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, results of operations and financial condition. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations could result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

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

Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021, which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in parts of the PRC including: (i) Mainland China and (ii) Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Our auditor, Assentsure PAC, is headquartered in Singapore and is subject to inspection by the PCAOB once every three years or as determined by the PCAOB. Our auditor is not headquartered in the PRC and was not identified in this report as a firm subject to the PCAOB’s determination.

Our independent registered public accounting firm issued an audit opinion on the financial statements included in this report filed with the SEC and will issue audit reports related to us in the future. As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB but there is a risk that our auditor’s work papers has not been subjected to inspection by the PCAOB or the PCAOB is currently unable to conduct inspections for reasons unknown or beyond our control. Inspections of certain other accounting firms that the PCAOB has conducted have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. We are required by the HFCAA to have an auditor that is subject to the inspection by the PCAOB. While our present auditor is located in the United States and the PCAOB is able to conduct inspections on such auditor, to the extent this status changes in the future and our auditor’s audit documentation related to their audit reports for our company becomes outside of the inspection by the PCAOB or if the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction, trading in our Common Stock on the over-the-counter market could be restricted, and our securities could be subject to regulatory actions under the HFCAA.

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

While the HFCAA is not currently applicable to us because our current auditors are subject to PCAOB review, if this changes in the future for any reason, we may be subject to the HFCAA. The implications of this regulation as applied to us are uncertain. Such uncertainty could cause the market price of our ordinary shares to be materially and adversely affected. While our securities are no longer listed on Nasdaq, failure to comply with the HFCAA could result in restrictions on trading our securities on the over-the-counter market, impairing your ability to sell or purchase our Common Stock. The risks and uncertainties associated with a potential delisting would have a negative impact on the price of the Common Stock.

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

Many of our vehicles are still in the development and/or testing phase and may occur later or not at all. Additionally, prior to mass production of our electric vehicles, we will also need the vehicles to be fully approved for sale according to differing requirements, including but not limited to regulatory requirements, in the different geographies where we intend to launch our vehicles. Likewise, we may encounter delays with the design, construction, and regulatory or other approvals necessary to bring online our future manufacturing facility in the United States.

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

Our success will depend on our ability to enter into supplier agreements and establish and maintain our relationships with hundreds of suppliers that are critical to the output and production of our vehicles. We currently have no supply or supplier agreements and the supplier agreements we have been in discussions regarding or may enter into with potential key suppliers in the future may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. To the extent that we do not have long-term supply agreements with guaranteed pricing for our parts or components, we will be exposed to fluctuations in prices of components, materials and equipment. In addition, our agreements for the purchase of other components may contain pricing provisions that are subject to adjustment based on changes in market prices of key commodities. Substantial increases in the prices for such components, materials and equipment, whether due to supply chain or logistics issues or due to inflation, would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition or results of operations.

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

We are developing and producing only electric vehicles and, accordingly, our ability to generate meaningful product revenue will highly depend on sustained consumer demand for alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles does not develop as we expect or develops more slowly than we expect, or if there is a decrease in consumer demand for electric vehicles, our business, prospects, financial condition and results of operations will be harmed. The market for electric and other alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation (including government incentives and subsidies) and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Any number of changes in industry could negatively affect consumer demand for electric vehicles in general and our electric vehicles in particular.

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

We may be affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased port congestion, intermittent supplier delays, a shortfall of semiconductor supply, and international travel restrictions preventing supply quality engineers from conducting in-person visits and quality engineering for parts production. We expect that these industry-wide trends will continue to affect the ability of us and our suppliers to obtain parts, components and manufacturing equipment on a timely basis for the foreseeable future and may result in increased costs. We may also be impacted by changes in our future supply chain or production needs, including cost increases from our suppliers, in order to meet our quality targets and development timelines as well as due to design changes. Likewise, any significant increases in our production may in the future require us to procure additional components in a short amount of time. Our suppliers may not ultimately be able to sustainably and in a timely manner to meet our cost, quality and volume needs, requiring us to replace them with other sources. In many cases, our suppliers will be providing us with custom-designed parts that would require significant lead time to obtain from alternative suppliers or may not be available from alternative suppliers at all. If we are unable to obtain suitable components and materials used in our vehicles from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. Further, if we are unsuccessful in our efforts to control and reduce supplier costs, our results of operations will suffer.

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

Our vehicles use a substantial amount of third-party and proprietary software and complex technological hardware to operate, some of which are still subject to further development and testing. The development and implementation of such advanced technologies is inherently complex and requires coordination with our vendors and suppliers in order to integrate such technology into our electric vehicles and ensure it interoperates with other complex technology as designed and as expected.

We may fail to detect defects and errors that are subsequently revealed, and our control over the performance of third-party services and systems may be limited. Any defects or errors in, or which are attributed to, our technology could result in, among other things:

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

We cannot provide any assurance as to whether we will be able to develop efficient, automated, low-cost logistics and production capabilities and processes and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes required to successfully mass market our vehicles. Even if we are successful in developing our high volume production capability and processes and reliably source our component supply, no assurance can be given as to whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or force majeure events, or in time to meet our commercialization schedules, or to store and deliver parts in sufficient quantities to the manufacturing lines in a manner that enables us to maintain our production ramp curve and rates, or to satisfy the requirements of customers and potential customers. Any failure to develop such logistics and production processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, results of operations, prospects and financial condition. Bottlenecks and other unexpected challenges have and may continue to arise as we ramp production of the models, and it will be important that we address them promptly while continuing to control our logistics and manufacturing costs. If we are not successful in doing so, or if we experience issues with our logistics and manufacturing process improvements, we could face further delays in establishing and/or sustaining our production ramps or be unable to meet our related cost and profitability targets.

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

Furthermore, cyber threat actors may in the future attempt to gain unauthorized access to, modify, alter and use our vehicles, products and systems to (i) gain control of, (ii) change the functionality, user interface and performance characteristics of and/or (iii) gain access to data stored in or generated by, our vehicles, products and systems. Advances in technology, new vulnerability discoveries, an increased level of sophistication and diversity of our products and services, an increased level of expertise of cyber threat actors and new discoveries in the field of cryptography could lead to a compromise or breach of the measures that we or our third-party service providers use. Some of our products and information technology systems contain or use open-source software, which can create additional risks, including potential security vulnerabilities. We and our third-party service providers’ may in the future be affected by security incidents. Our systems are also vulnerable to damage or interruption from, among other things, computer viruses, malware, ransomware, killware, wiper ware, computer denial or degradation of service attacks, telecommunications failures, social engineering schemes (such as vishing, phishing or smishing), domain name spoofing, insider theft, physical theft, fire, terrorist attacks, natural disasters, power loss, war, or misuse, mistake or other attempts to harm our products and systems. Our data center and our third-party service providers’ or vendors’ data centers could be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our or our third-party service providers’ or vendors’ data centers and/or cloud infrastructure could result in lengthy interruptions in our service and our business operations. There can be no assurance that any security or other operational measures that we or our third-party service providers or vendors have implemented will be effective against any of the foregoing threats or issues.

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

We may not have adequate insurance coverage to cover losses associated with any of the foregoing, if any. The successful assertion of one or more large claims against us that exceed our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Furthermore, we are continuously expanding and improving our information technology systems. In particular, our planned future vehicles will necessitate continued development, maintenance and improvement of our information technology and communication systems in the United States and abroad, such as systems for product data management, vehicle management tools, vehicle security systems, vehicle security management processes, procurement of bill of material items, supply chain management, inventory management, production planning and execution, lean manufacturing, sales, service and logistics, dealer management, financial, tax and regulatory compliance systems. Our ability to operate our business will depend on the availability and effectiveness of these systems. The implementation, maintenance, segregation and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement, manufacturing execution, finance, supply chain, inventory management, and sales and service processes. We cannot be certain that these systems or their required functionality will be effectively and timely developed, implemented, maintained or expanded as planned. If we are unsuccessful in any of the foregoing, our operations may be disrupted, our ability to accurately or timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. If these systems or their functionality does not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.

In addition, our vehicles depend on the ability of software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware, including any over-the-air or other updates, may contain errors, bugs, design defects or vulnerabilities, and our systems may be subject to technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities may reside in third-party intellectual property or open-source software and/or be inherently difficult to detect and may only be discovered after code has been released for external or internal use. Although we will attempt to remedy any issues we observe in our vehicles as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. Additionally, if we are able to deploy updates to the software addressing any issues but our over-the-air update procedures fail to properly update the software, our customers will then be responsible for working with our service personnel to install such updates to the software, and their vehicle will be subject to these vulnerabilities until they do so. Any compromise of our intellectual property, proprietary information, systems or vehicles or inability prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware may cause us to suffer lengthy interruptions to our ability to operate our business and our customers’ ability to operate their vehicles, compromise of vehicle integrity and physical safety, damage to our reputation, loss of customers, loss of revenue, governmental fines, investigations or litigation or liability for damages, any of which could materially adversely affect our business, results of operations, prospects and financial condition.

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

Specifically, failure to comply with the GDPR can result in significant fines and other liability, including, under the GDPR, fines of up to EUR 20 million or four percent (4%) of global revenue, whichever is greater. The cost of compliance, and the potential for fines and penalties for non-compliance, with GDPR may have a significant adverse effect on our business and operations. Recent legal developments in the European Economic Area (“EEA”), including recent rulings from the Court of Justice of the European Union and from various EU member state data protection authorities, have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA. Similar complexities and uncertainties also apply to transfers from the United Kingdom to third countries. While we have taken steps to mitigate the impact on us, the efficacy and longevity of these mechanisms remain uncertain.

At the state level, we may be subject to law and regulations such as the CCPA. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages for violations and a private right of action for certain data breaches. The CCPA requires covered businesses to provide California residents with new privacy-related disclosures and new ways to opt out of certain uses and disclosures of personal information. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Additionally, effective in most material respects starting on January 1, 2023, the California Privacy Rights Act (“CPRA”), will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with the authority to implement and enforce the CCPA and the CPRA.

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

Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and other third parties of security breaches involving certain types of data. For example, laws in all 50 U.S. states generally require business to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a breach. Such laws may be inconsistent or may change, or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, penalties or fines, litigation and our customers losing confidence in the effectiveness of our security measures and could require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. Any of the foregoing could materially adversely affect our business, prospects, results of operations and financial condition.

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

In addition, the stock markets in general, and the markets for SPAC post-business combination businesses, EV stocks in particular, have experienced extreme volatility during 2024. This volatility can often be unrelated to the operating performance of the underlying business. Since our delisting from The These broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our operating performance.

We may incur significant costs from class action litigation due to stock volatility.

Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of development efforts for our EVs, the development efforts of future collaborators or competitors, the addition or departure of key personnel, variations in quarterly operating results and changes in market valuations of EV companies. This risk is especially relevant to us because EV companies have experienced significant stock price volatility in recent years, including since the public announcement of our Business Combination in October 2023. In addition, recently there has been significant stock price volatility involving the shares of companies that have recently completed business combinations with SPACs. When the market price of a stock has been volatile, as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. Additionally, there has recently been a general increase in litigation against companies that have recently completed business combinations with SPACs alleging fraud and other claims based on inaccurate or misleading disclosures. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs by defending the lawsuit. The lawsuit could also divert the time and attention of management.

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

Broad market and industry factors may materially affect the market price of our Common Stock irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies, notably in the EV industry, which investors perceive to be similar to us could depress our stock price regardless of its business, prospects, financial conditions or results of operations. A decline in the market price for our Common Stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

Pursuant to the Warrant Agreement, any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement shall be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York. The provision will apply to suits, actions, proceedings or claims brought to enforce any liability or duty arising under the Securities Act. Notwithstanding the foregoing, the provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in our warrants shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement.

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

If we do not file and maintain a current and effective prospectus relating to the shares of Common Stock issuable upon exercise of our warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of our Common Stock that holders will receive upon exercise of our warrants will be fewer than it would have been had had such holder exercised such warrant for cash. Further, if an exemption from registration is not available, holders will not be able to exercise on a cashless basis and will only be able to exercise their warrants for cash if a prospectus relating to the shares of Common Stock issuable upon exercise of our warrants is filed and effective. Under the terms of the Warrant Agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the shares of Common Stock are issuable upon exercise of our warrants, until the expiration of our warrants. However, we cannot assure you that it will be able to do so. If we are unable to do so, the potential value of the holder’s warrants may be reduced, or such warrants may expire worthless.

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

From time to time, following the effectiveness of this registration statement, we may direct Westwood to purchase shares of our Common Stock under the Purchase Agreement. The purchase price for shares will be based on the lowest daily volume weighed average price of our Common Stock during a three consecutive trading day following delivery of a purchase notice, less a 5% discount. Because this price is based on prevailing market prices at the time of each sale, if our stock price declines, we might need to issue more shares to raise the same amount of funding.

While we have the right to control the timing and number of sales under the Purchase Agreement, subject to certain conditions, any such issuances would result in dilution to our existing stockholders. The extent of dilution will depend on numerous factors, including:

●	The market price of our Common Stock at the time of each sale

●	The number of shares we ultimately sell to Westwood

●	Other sales of our Common Stock that we may make from time to time

Moreover, additional issuances of Common Stock under the Purchase Agreement could have a negative impact on the market price of our Common Stock. This in turn could:

●	Increase the dilution to existing stockholders from future issuances

●	Impair our ability to raise additional capital through other equity offerings

●	Adversely affect the liquidity and trading price of our Common Stock on the OTCQB Venture Market

Our Common Stock has been delisted from The Nasdaq Capital Market and is now traded on the OTCQB Venture Market, which could adversely affect its market price, liquidity, and our ability to raise capital.

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

On March 26, 2025, the Company received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of the Company’s Common Stock from The Nasdaq Global Market to The Nasdaq Capital Market. On April 1, 2025, the Company received a partial moot letter from Nasdaq, stating that the noncompliance concern of MVLS Rule is moot, and that the Company is only noncompliant with the Bid Price Rule. On April 2, 2025, the Company submitted its written pre-hearing materials, detailing its plan to regain the Bid Price Rule. Despite of the foregoing, on April 8, 2025, the Company received an additional Staff delist determination letter, outlining a new concern that the Staff believed the Company is a “public shell,” as that term is defined by Nasdaq under Nasdaq Listing Rule 5101 and will consider this matter in rendering a determination regarding the Company’s continued listing. The Company disagrees with the Staff’s conclusion. As previously disclosed, the Company has requested a hearing before the Nasdaq Hearings Panel (the “Panel”), and plans to address the issue at the hearing.

On April 17, 2025, Nasdaq notified the Company that the Panel has determined to affirm the denial of the Company’s request to continue its listing of the Company’s Common Stock, and that trading of the Company’s Common Stock was suspended at the open of trading on April 21, 2025. On July 21, 2025, Nasdaq filed Form 25 with the Securities and Exchange Commission to delist the Company’s securities from Nasdaq. The delisting became effective on July 31, 2025. As of the date of this report, the Company’s Common Stock is traded on the over-the-counter market under the symbol “AIEV”.

As our securities were delisted from the The Nasdaq Capital Market on July 31, 2025, there can be no assurance that an active or liquid trading market for our Common Stock will be sustained on the over-the-counter market. It could be more difficult to buy or sell our Common Stock and to obtain accurate quotations, and the price of our Common stock could suffer a material decline. Delisting could also impair the liquidity of our common stock and could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in potential loss of confidence by investors, employees, and fewer business development opportunities.

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

As of the date of this report, we are not aware of any cybersecurity incidents that have had a materially adverse effect on our operations, business, results of operations, or financial condition.

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

We are not currently a party to any material legal proceedings; however, Mr. Well Sham, our controlling shareholder, is a party to the following legal proceedings:

Criminal prosecution against Mr. Wellen Sham

Taiwan Taipei District Prosecutor’s Office (the “Prosecutor”) initiated a public prosecution against Mr. Wellen Sham on May 2, 2022, currently being litigated in Taiwan Taipei District Court Criminal Division (Taiwan Taipei District Court, Year 2022, Jin-Chong-Su-Zhi, No. 19, the “Criminal Prosecution”). Four court sessions for the Criminal Prosecution have been held. The last court session was on November 16, 2023. In response to the defendant’s request, the court has scheduled a series of hearings starting from March 2024. The Prosecutor currently has 11 indictments against Mr. Sham in the Criminal Prosecution, which include the following alleged charges:

1.	the offense of “causing financial statements to become untrue by other improper means” under the Business Entity Accounting Act of Taiwan as a result of failure to disclose a related party transaction in connection with Electric Power Technology Limited’s (“EPTECH”) purchase of Fund D securities from Sino-JP Fund Co., Ltd because Mr. Sham is associated with EPTECH and Sino-JP Fund Co., Ltd. Inc.

2.	violation of Securities and Exchange Act of Taiwan by misrepresentations of EPTECH’s financial statements, non-arm’s length transaction, and/or breach of Mr. Sham’s fiduciary duty to EPTECH because the Prosecutor alleged those transactions are not in the normal course of business of EPTECH or non-beneficial to EPTECH.

a.	Mr. Sham’s acquisition of shares in Thunder Power Hong Kong Limited (“TPHK”), a company wholly owned by EPTECH, paid for by his GPS patents which the Prosecutor alleged were priced at “an unreasonably high price.”

b.	EPTECH acquired a non-exclusive license for a battery pack patent from TPHK by offsetting the debt owed by TPHK to EPTECH, which the Prosecutor alleged was “orchestrated” by Mr. Sham and was “non-beneficial to EPTECH.”

c.	EPTECH engaged an exclusive authorized agent for the electric coupe and agreed to pay USD $4,950,000 immediately, which the Prosecutor alleged was “orchestrated” by Mr. Sham and was “deemed outside the normal course of EPTECH’s business” and caused significant losses for EPTECH.

d.	EPTECH paid USD $4,480,000 for parts for an electric four-door sedan from TPHK, which the Prosecutor alleged was “arranged” by Mr. Sham, not in the normal course of business of EPTECH and non-beneficial to EPTECH and constituted a non-arm’s length transaction and a breach of fiduciary duty under the Securities and Exchange Act of Taiwan.

e.	According to the Prosecutor, EPTECH failed to fully disclose the transaction terms to the shareholders when negotiating the land purchase transaction between EPTECH and Xiang Fang International Co., Ltd. (“XFI”) or agreed to alter terms that may have been advantageous to EPTECH, resulting in substantial losses to EPTECH.

3.	Electric Power Technology International Limited (“EPTI”), a subsidiary of EPTECH, granted bonuses to Mr. Sham in the amount of USD $150,000, USD $50,000, and USD $100,000, and EPTECH granted a bonus of NTD 6,000,000 to Mr. Sham. The Prosecutor alleged that those bonuses were granted in violation of fiduciary duty under the Securities and Exchange Act of Taiwan and caused losses for EPTECH.

4.	Thunder Power granted bonuses in the form of an option to purchase approximately 28 million shares of Thunder Power at a price of HKD 1.00 per share to Mr. Sham and his spouse*, which the Prosecutor alleged to have resulted in losses for EPTECH and constituting a breach of fiduciary duty under the Securities and Exchange Act of Taiwan.

*	Mr. Sham’s spouse is a former director of Thunder Power, who resigned from all roles with Thunder Power in October 2021.

5.	EPTECH paid for expenses associated with a seminar hosted by Thunder Power Electric Vehicle Limited (“TPEV”), which the Prosecutor alleged was under the direction of Mr. Sham, constituting a breach of trust under the Criminal Code of Taiwan.

6.	EPTECH paid the salaries of certain employees of TPEV and TPHK, which the Prosecutor alleged was a breach of fiduciary duty under the Securities and Exchange Act of Taiwan.

7.	According to the Prosecutor, Mr. Sham instructed Mr. Albert Chen to compose a false press release with the aim of disseminating rumors or misleading information as EPTECH’s spokesperson, which the Prosecutor alleged was intended to impact EPTECH’s stock prices and influence investors’ judgments in the stock market, constituting the crime of manipulating the trading prices of securities under the Securities and Exchange Act of Taiwan.

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

Civil actions against Wellen Sham

In conjunction with the Criminal Prosecution, Taiwan’s Securities Investor and Futures Trader Protection Center (“SFIPC”) initiated the following civil actions against Mr. Sham:

1.	On October 18, 2022, SFIPC initiated an ancillary civil action to the Criminal Prosecution, requesting that Mr. Sham shall bear liability for damages incurred by EPTECH. This civil action is currently consolidated with the Criminal Prosecution and is under the jurisdiction of Taiwan Taipei District Court Criminal Division but has not been litigated in court.

2.	Based on the content of the Prosecutor’s indictment, SFIPC initiated a civil suit on August 11, 2022, asserting Mr. Sham should be dismissed from the position of Chairman of EPTECH. This suit is currently being litigated by the Intellectual Property and Commercial Court (Intellectual Property and Commercial Court, Year 2022, Shang-Su-Zi, No. 28). Currently, an agreement to suspend litigation has been reached with the opposing party (SFIPC). It is anticipated that the litigation will resume after the witnesses are summoned in the Criminal Prosecution.

3.	Based on the content of the Prosecutor’s indictment, SFIPC initiated a civil suit on November 7, 2022, asserting that the valuation of Mr. Sham’s GPS patent, acquired through technical investment, is overestimated, and asserts that EPTECH’s financial reports are misleading. SFIPC further asserts that Mr. Sham shall bear liability for damages incurred by investors of EPTECH. This suit is currently being litigated by the Intellectual Property and Commercial Court (Intellectual Property and Commercial Court, Year 2023, Shang-Su-Zi, No. 17). The court has required the SFIPC to bear the burden of proof.

4.	Pursuant to the civil suit of claim for damages of financial misrepresentation (paragraph #3, immediately preceding this paragraph), SFIPC has applied for a provisional seizure procedure. Intellectual Property and Commercial Court has ruled to grant the provisional seizure on November 25, 2022. After Mr. Sham’s appeal, the Supreme Court reverse the original provisional seizure ruling, and on December 29, 2023, the Intellectual Property and Commercial Court changed the ruling (Intellectual Property and Commercial Court, Year 2023, Shang-Quan-Geng-Zi, No. 2) to reducing the amount of the provisional seizure and required the SFIPC to first provide a security deposit before seizing Mr. Sham’s property. This requirement to SFIPC to pay a security deposit is an uncommon practice. Mr. Sham has currently appealed to the Intellectual Property and Commercial Court’s remanded ruling on the provisional seizure and is awaiting a decision from the Supreme Court.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed on the OTCQB Venture Market under the symbol “AIEV”.

Holders of Record

As of March 25, 2026, there were 70,724,664 shares of Common Stock issued and outstanding held by approximately 55 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

In March 2024, April 2024 and June 2024, the Company entered into certain private placement agreements with certain investors, pursuant to which the Company issued 1,310,740 shares of common stock, 44,940 shares of common stock and 1,155,513 shares of common stock, respectively. The Company raised aggregated proceeds of $946,800 from these private placements. On July 2, 2024, the sellers purchased and the Company issued additional 3,706,461 shares of the Company’s common stock pursuant to the Forward Purchase Agreement and Subscription Agreement. The sellers made a prepayment shortfall of $150,000.

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

Four models are currently featured in our phased development and roll-out strategy: the limited-edition coupe, (the “Coupe” or “488”), long-range Sedan (the “Sedan”), compact city car (the “City Car” or “Chloe”) and the long-range SUV (the “SUV”, and together with the Coupe, Sedan, and City Car, the “Models”). We intend to target not just consumers who desire EVs, but consumers who desire practical and innovative EVs, as well as consumers who seek a luxury experience. We believe that by leveraging our modular integration concept starting with the modularized chassis system patented by us, we are creating a family of EVs (excluding the City Car) which share common parts and modules which we believe require lower investment and reduced design and production time as opposed to those of traditional automotive manufacturers. We intend to first create the initial design for our Sedan and then scale upwards to create the Coupe and scale downward to create the City Car. In time, we expect to round off our offering with the SUV.

We expect to offer to the market eco-friendly, premium EVs positioned to earn market share based on design, quality, comfort, range, and price. Among other advantages, we believe that our proprietary technologies will significantly increase the driving range for our potential EVs while allowing for faster recharging and lower costs of ownership.

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

Following the consummation of the Business Combination, the combined Company’s common stock began trading on the Nasdaq Global Market under the symbol “AIEV” on June 24, 2024. Effective July 31, 2025, Nasdaq delisted the Company’s securities. As of the date of this report, the Company’s Common Stock is traded on OTCQB Venture Market under the symbol “AIEV”.

The reverse recapitalization is equivalent to the issuance of securities by TP Holdings for the net monetary assets of FLFV, accompanied by a recapitalization. The Company debited equity for the fair value of the net liabilities of FLFV. In the subsequent financial statements after the Business Combination, the amounts of assets and liabilities for the period before the reverse recapitalization in financial statements are presented as those of TP Holdings and recognized and measured at their pre-combination carrying amounts.

Recent Developments

On December 19, 2024, the Company entered into a Share Exchange Agreement (the “Agreement”) with certain shareholders (the “TW Company Shareholders”) of Electric Power Technology Limited, a Taiwan corporation (“TW Company”). On January 27, 2025, the Company and TW Company Shareholders have agreed to execute an amendment to the Share Exchange Agreement (the “First Amendment”, together with the Agreement, the “Amended Agreement”), amending, among other things, the share exchange ratio as 119 shares of the Company’s common stock for every 100 ordinary shares of TW Company. Pursuant to the Amended Agreement, a portion of the TW Company Shareholders are expected to exchange a total of 26,783,838 ordinary shares in TW Company for an aggregate of 31,832,768 shares of newly issued Common Stock of the Company in weeks, with the remaining total of 1,715,000 shares of the TW Company to be transferred to the Company for 2,038,621 shares in a few months. Upon completion of the transaction, the Company is expected to hold approximately 33.71% of TW Company’s total issued and outstanding shares. On June 26, 2025, the Company held its 2025 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the shareholders voted to approve, among others, the share exchanges.

Key Factors Affecting Our Results of Operations

We believe that our performance and future success will depend on several Company specific factors, including those key factors discussed below and other factors in the section under the heading “Risk Factors” of this report.

Our ability to evaluate our business and future prospects

We are an early-stage company with an early stage/limited operating history, operating in a rapidly evolving and highly regulated market. Furthermore, we have not released any commercially available vehicles, and we have no experience manufacturing or selling a commercial product at scale. Because we have not generated revenue from the sale of EVs, and because of the capital-intensive nature of our business, we expect to continue to incur substantial operating losses for the foreseeable future.

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

 TP TW is incorporated in Taiwan and is subject to Taiwan corporate income tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Taiwan tax laws. The applicable tax rate for the first TW$120,000 of assessable profits is exempt from tax and assessable profits above TWD$120,000 (approximately $3,900) will be subject to the rate of 20% for resident companies in Taiwan.

Result of operations

The following table sets forth a summary of our results of operations for the year ended December 31, 2025 and 2024. This information should be read together with our consolidated financial statements and related notes included elsewhere in this report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	For the Years Ended December 31,
	2025	2024
Revenues	$—	$—

Operating expenses
General and administrative expenses	(1,917,739)	(2,502,190)
Total operating expenses	(1,917,739)	(2,502,190)

Other income (expenses)
Other expenses, net	(824)	—
Interest (expenses) income	(200,946)	51
Foreign currency exchange income (loss)	92	(212)
Total other expenses, net	(201,678)	(161)

Loss before income taxes	(2,119,417)	(2,502,351)
Income tax expenses	—	—
Net loss	$(2,119,417)	$(2,502,351)

General and administrative expenses. For the years ended December 31, 2025 and 2024, our general and administrative expenses were approximately $1.7 million and $2.5 million, respectively. The decrease in general and administrative expenses was primarily because we incurred share-based compensation expenses of approximately $1.0 million upon closing of the Business Combination in June 2024 as we issued 900,000 shares of Common Stock to three FLFV’s independent directors and transferred 429,350 shares of Common Stock from Sponsor to FLFV’s officers, directors, secretary and their designees, partially offset by an increase of approximately $0.3 million in provision for credit losses against other current assets.

Net loss. As a result of the foregoing, we incurred a net loss of approximately $2.2 million and $2.5 million for the year ended December 31, 2025 and 2024.

Liquidity and Capital Resources

To date, we have financed our operating activities primarily through cash raised in loans from related parties (see “Note 10 – Related Party Transactions and Balances”), and equity financing including private placements.

As of December 31, 2025, the Company had cash of $10,093 and has incurred recurring losses from operations since inception. The Company reported a net loss of approximately $2.1 million for the year ended December 31, 2025 and has an accumulated deficit of approximately $39.1 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company faces several significant uncertainties, including:

●	Operating losses and liquidity constraints – The Company has not generated sufficient revenues to support its operations and has limited cash resources to meet its obligations.

●	Prepaid Forward Contract – The Company has recorded a prepaid balance related to a forward purchase agreement as a current asset. The realization of this balance is dependent on the counterparty’s sale of the Company’s shares and is subject to significant uncertainty, including market conditions and the Company’s listing status. The arrangement is not expected to generate near-term cash inflows and may not be readily realizable in cash. Accordingly, this balance does not provide immediate liquidity to support the Company’s operations.

●	Nasdaq delisting – The Company’s common stock was suspended from trading on the Nasdaq Stock Market on April 21, 2025 and subsequently delisted in July 2025. The Company’s securities are currently quoted on the over-the-counter market. This significantly limits the Company’s ability to access public capital markets and raises substantial uncertainty regarding its ability to obtain financing.

●	Dependence on principal shareholder – The Company has historically relied on financial support from its principal shareholder. Due to ongoing legal proceedings involving the shareholder, there is significant uncertainty regarding the shareholder’s ability and willingness to continue providing financial support.

Management has undertaken certain actions to address these conditions, including exploring potential financing alternatives, seeking additional equity or debt funding, and evaluating cost reduction and restructuring initiatives. The Company is also pursuing strategic transactions, including a proposed acquisition; however, such transaction remains subject to completion and other uncertainties, and the target entity is also subject to its own going concern considerations.

However, there can be no assurance that these plans will be successfully implemented or will be sufficient to alleviate the substantial doubt regarding the Company’s ability to continue as a going concern, including the Company’s ability to realize value from the forward purchase arrangement.

Accordingly, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing and generate sufficient cash flows from operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	For the Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(1,514,036)	$(1,227,253)
Net cash (used in) provided by investing activities	(1,400)	929,302
Net cash provided by financing activities	1,473,264	153,660
Effect of exchange rates on cash	(351)	—
Net decrease in cash	(42,523)	(144,291)
Cash at beginning of year	52,616	196,907
Cash at end of year	$10,093	$52,616

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was approximately $1.5 million, primarily attributable to net loss of approximately $2.1 million, adjusted for non-cash item of provision for credit losses of approximately $0.3 million against other current assets, and changes in operating assets and liabilities, including an increase of approximately $0.2 million in due to related parties and a decrease of approximately $0.4 million in other payable and accrued expenses.

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

Investing activities

For the year ended December 31, 2025, we reported cash used in investing activities of approximately $1,400, which was from purchase of short-term investments of approximately $1,400.

For the year ended December 31, 2024, we reported cash provided by investing activities of approximately $0.9 million, which was from the reverse acquisition we closed with FLFV in June 2024.

Financing Activities

For the year ended December 31, 2025, we reported cash provided by financing activities of approximately $1.5 million, which were primarily provided by borrowings of approximately $1.5 million from our controlling shareholder and his family member.

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

The Earnout Shares were issued in connection with the Business Combination and are classified as equity instruments. The Earnout Shares were measured at their grant-date fair value on June 21, 2024 and recorded within additional paid-in capital. Because the Earnout Shares are classified as equity instruments, they are not subsequently remeasured. For the years ended December 31, 2025 and 2024, the revenue performance conditions required for vesting were not achieved. Accordingly, no Earnout Shares were released from escrow as of December 31, 2025.

The Earnout Shares are classified as equity instruments. Because the Earnout Shares are subject to vesting conditions, the Company evaluated the appropriate grant-date measurement basis in accordance with applicable U.S. GAAP and recorded the Earnout Shares within equity. The Earnout Shares are not subsequently remeasured.

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

Research and Development

We have incurred minimal research and development expenses for the years ended December 31, 2025 and 2024. The researched and development expenses were recorded in “general and administrative expenses” in the consolidated statements of operations and comprehensive loss.

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

Our expectations regarding the future are based on available information and assumptions that we believe to be reasonable, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

When reading our unaudited condensed consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. See Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements for the disclosure of these accounting policies. We believe the following accounting estimates involve the most significant judgments used in the preparation of our financial statements.

While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions. We believe that the following critical accounting estimates involve the most significant judgments used in the preparation of our financial statements.

(i)	Allowance for expected credit losses of other receivable

We assessed the collectability by reviewing other receivable on an individual basis in accordance with ASC Topic 326, Credit Losses (“ASC 326”). Before entering into a Merger Agreement with FLFV, we entered into a letter of intent with Aetherium Acquisition Corp. (“GMFI”) to explore a potential business combination. We paid extension loans in an amount of $300,000 and working capital loans in an amount of $15,000 on behalf of GMFI. In March 2024, the letter of intent with GMFI was terminated.

For the year ended December 31, 2025, we assessed the payment intention and payment ability of GMFI and provided full allowance for credit losses against the balance due to liquidation of GMFI.

(ii)	Allowance for prepaid expenses for Forward Purchase Contract

As of December 31, 2025, we assessed the recoverability of prepaid expenses for forward purchase contract which will be realized as the counterparty sells our shares.

The evaluation of impairment requires significant judgment, particularly in assessing whether the prepaid balance will be fully recovered through future share transactions. Key factors considered include: (a) our current and expected share price relative to the reference/reset price under the agreement, (b) the enforceability of the Forward Purchase Contract, (c) the counterparty’s performance, including whether the counterparty continues to sell shares in accordance with the contract, (d) the volume of remaining shares held and expected pace of future sales, and (e) overall market conditions and liquidity of the Company’s shares.

Given that recovery of the prepaid amount is dependent on future share sales and market prices, there is inherent uncertainty in the timing and amount of recovery. As of December 31, 2025, we did not provide allowance against prepaid expenses for Forward Purchase Contract.

(iii)	Classification of prepaid expenses for Forward Purchase Contract

Pursuant to the agreement between us and the counterparty, we made an upfront payment to facilitate a forward share transaction whereby the counterparty acquires and subsequently sells our shares in the market. Our economic benefit is realized through the sales of these shares, with settlement reflected through equity (additional paid-in capital) rather than cash flows.

The arrangement does not meet the definition of a derivative or financial asset in accordance with ASC 815, rather the upfront payment represents a prepaid asset under ASC 340, providing future economic benefit as the underlying shares are sold. Accordingly, the upfront payment is recognized as a prepaid expense and will be derecognized as the related share transactions occur, with any differences recognized in additional paid-in capital in accordance with ASC 505.

(iv)	Classification of prepaid expenses for Forward Purchase Contract as a current asset

We also applied judgment in classifying the prepaid balance as current, based on the expectation that the underlying share sales and related settlement will occur within 12 months of the reporting date, supported by the ongoing execution of the Forward Purchase Contract and historical pace of share dispositions.

(v)	Accrued legal expenses

We exercised significant judgment in estimating accrued legal expenses where invoices are disputed and final settlement has not been reached.

As of December 31, 2025, we recorded an accrual of $250,000 related to legal services provided by Brown Rudnick. The original invoices totaled approximately $659,910, which management disputed due to delayed filings and incomplete services. No settlement agreement had been finalized as of the reporting date.

We based our estimation on actual services rendered, which represents the best assessment of the probable obligation under ASC 450. Given the range of possible outcomes and ongoing negotiations, the ultimate settlement amount may differ from the amount accrued.

Recently Issued Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s consolidated financial statements. A list of recently issued accounting pronouncements that are relevant to us is included in the notes to our consolidated financial statements included elsewhere in this report (see “Note 2 – Summary of Significant Accounting Policies”).

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (the principal executive officer) and our Chief Financial Officer (the principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, as of December 31, 2025, we identified the material weakness that we are lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP technical accounting issues and prepare and review financial statements and related disclosures in accordance with U.S. GAAP and reporting requirements set forth by the SEC. Our management is currently in the process of evaluating the steps necessary to remediate the ineffectiveness, such as (i) hiring a consulting firm with U.S. GAAP experience to strengthen our financial reporting function; (ii) establishing an ongoing program to provide sufficient and appropriate training for financial reporting and accounting personnel, especially training related to U.S. GAAP and SEC reporting requirement.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm.

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

FLFV, our predecessor company prior to the consummation of the Merger, is a non-operating public, and the internal controls of the legal acquirer no longer exist as of the assessment date. We are not able to conduct an assessment of Thunder Power, a private operating company prior to the Merger, and we are not able to account FLFV’s internal control over financial reporting in the period between the consummation date of the Merger and the assessment date.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Trading Plans

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Current Directors and Executive Officers

The following table provides information regarding our executive officers and members of our board of directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Christopher Nicoll	57	Chief Executive Officer and Director
Pok Man Ho	40	Interim Chief Financial Officer
Dr. Chen ChiWen	50	Director and Chairman of the Board
Mingchih Chen(1)(2)(3)	59	Director
Ferdinand Kaiser (1)(2)(3)	62	Director
Kevin Vassily(1)(2)(3)	59	Director

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the nominating and corporate governance committee.

Executive Officers

Christopher Nicoll serves as our Chief Executive Officer and a member of the Board. Since 2021, Mr. Nicoll operated the Auto Advisory Board Ltd. as a business owner and a commercial automotive consultant, through which he takes on diverse automotive projects and interim roles including, without limitation, implementing commercial, financial and logistics processes for a start-up, supervised technical conversion, homologation and emissions testing, and advised a major European dealer group on its international product launch. Mr. Nicoll previously served in the capacity of the managing and commercial director of AGT Europe between 2018 and 2020, where he launched the official EU import for Dodge cars, Ram trucks and MOPAR spare parts. Between 2015 and 2018, Mr. Nicoll was the head of marketing and business development at TPEV where he oversaw start-up EV projects such as, without limitation, R&D activities in Italy, and led cross-functional commercial and engineering teams. From 2010 through 2014, Mr. Nicoll held the position as the head of global network development, head of APAC region, and head of EMEA region at Lotus Cars. Mr. Nicoll received a BA in Business Administration from Middlesex University in the UK and a Diplom Betriebswirt from the Reutlingen University in Germany.

Pok Man Ho serves as our Interim Chief Financial Officer since September 16, 2024. Previously, Mr. Ho was part of Thunder Power since 2015, where he played a pivotal role in corporate finance, financial planning and analysis, human resources, and corporate governance. Over his tenure with Thunder Power he was instrumental in driving strategic decision-making, optimizing resource allocation, and ensuring regulatory compliance. Prior to that, Mr. Ho held regional roles in the insurance and luxury retail industries from 2012 to 2015. During this period, he leveraged his expertise in taxation and human resources cost analysis in Assicurazioni Generali S.p.A. and Gucci Group, respectively. This experience provided him with a comprehensive understanding of the financial and operational challenges faced by multinational corporations in different sectors. Prior to that, Mr. Ho began his career at KPMG in 2009, where he specialized in taxation. During the three-year tenure with KPMG, Mr. Ho gained valuable insight into tax regulations and frameworks and developed a strong foundation in financial planning and compliance. Mr. Ho graduated from Monash University (Accounting and Finance) in Australia in 2008, and Mr. Ho is a Certified Public Accountant.

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

Role of Board in Risk Oversight

One of the key functions of the Board is the informed oversight of our risk management process. The Board does not have a standing risk management committee but rather administers this oversight function directly through the Board as a whole, as well as through the standing committees of the Board that address risks inherent in each committee’s respective area of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and the audit committee has the responsibility of considering and discussing financial risk exposure and the steps management should take to monitor and control such exposure, including implementing guidelines and policies to govern the process by which risk assessment and management is undertaken.

Board Composition

Our Board consists of five members.

The Board currently consists of the following members: Christopher Nicoll, Dr. Chen ChiWen, Mingchih Chen, Ferdinand Kaiser, and Kevin Vassily, each of whom was duly elected at the 2025 annual meeting of stockholders and is serving their term accordingly.

Director Independence

The Board is expected to annually undertake a review of the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, the following members of the Board were determined by the Board not to have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of Mingchih Chen, Ferdinand Kaiser, and Kevin Vassily are considered to be “independent” for purposes of the Company’s corporate governance policies.

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

The Chief Executive Officer and other executive officers regularly report to the non-executive directors and each standing committee to ensure effective and efficient oversight of their activities and to assist in proper risk management and the ongoing evaluation of management controls.

Audit Committee

The members of our audit committee are Mingchih Chen, Ferdinand Kaiser, and Kevin Vassily. Mr. Vassily is the Chair of the audit committee and an “audit committee financial expert,” as that term is defined under the SEC rules implementing Section 407 of SOX, and possesses financial sophistication as required by applicable SEC rules. The Company’s audit committee has the following functions, among others:

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

The Company’s audit committee operates under a written charter, which satisfies the applicable rules of the SEC. The foregoing summary of the audit committee’s functions and responsibilities does not purport to be complete and is subject to the provisions of the audit committee’s charter, which is filed with the registration statement of which this prospectus forms a part, which should be read carefully and in its entirety.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging in or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the SEC. The foregoing summary of the compensation committee’s functions and responsibilities does not purport to be complete and is subject to the provisions of the compensation committee’s charter, which is filed with the registration statement of which this prospectus forms a part, which should be read carefully and in its entirety.

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

The nominating and corporate governance committee operates under a written charter, which satisfies the applicable rules of the SEC. The foregoing summary of the nominating and corporate governance committee’s functions and responsibilities does not purport to be complete and is subject to the provisions of the nominating and corporate governance committee’s charter, which is filed with the registration statement of which this prospectus forms a part, which should be read carefully and in its entirety.

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

Insider Trading Policy

Our board of directors has adopted an Insider Trading Policy which prohibits trading based on “material, nonpublic information” regarding our company or any company whose securities are listed for trading or quotation in the United States. The policy covers all officers and directors of the company and its subsidiaries, all other employees of the company and its subsidiaries, and consultants or contractors to the company or its subsidiaries who have or may have access to material non-public information and members of the immediate family or household of any such person. The policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. The policy is filed as an exhibit to this Annual Report on Form 10-K.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2025, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by, or paid to Thunder Power’s executive officers for the fiscal years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Christopher Nicoll	2025	64,500	—	—	—	—	64,500
Chief Executive Officer	2024	45,000	—	—	—	—	45,000
Pok Man Ho	2025	96,000	—	—	—	—	96,000
Interim CFO	2024	89,679	—	—	—	—	89,679

Elements of Compensation

Our compensation program for NEOs consists of the following elements of compensation, each described in greater depth below:

●	base salaries;

●	performance-based bonuses;

●	equity-based incentive compensation; and

●	general benefits.

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

Employment Agreements

Thunder Power AI Subsidiary, Inc. (“TPAI”), Thunder Power’s Hong Kong branch, entered into certain employment agreements with Ho Pok Man and Christopher Nicoll, respectively.

Ho Agreement

Based on the employment agreement by and between TPAI and Ho Pok Man (the “Ho Agreement”), effective September 16, 2024, TPAI shall pay Mr. Ho a fixed monthly salary of US$8,000, payable in arrears on the sixth of each month (pro-rated for the months if that period of service is less than one calendar month). In addition, TPAI also agreed to issue to Mr. Ho a total of 100,000 the Company’s Common Stock every year (in two instalments, one on January 1, the other on June 1) under the Company’s 2024 Omnibus Equity Incentive Plan. Mr. Ho may also be subject to certain discretionary bonus in form of either cash or options, or both, if the Company’s financial target is achieved.

Nicoll Agreement

Based on the employment agreement by and between TPAI and Christopher Nicoll (the “Nicoll Agreement”), effective July 1, 2024, TPAI paid Mr. Nicoll a fixed monthly salary of US$5,000 for the first 3 months of the employment and US$10,000 since then, payable in arrears on the sixth of each month (pro-rated for the months if that period of service is less than one calendar month). Effective February 1, 2025, Mr. Nicoll’s monthly salary was reduced to US$7,500, and further reduced to US$3,500 effective June 1, 2025, which remains his current salary.

In addition, Mr. Nicoll is entitled to an aggregate of 200,000 shares of the Company’s Common Stock for the period from July 1, 2024 through June 30, 2025 under the Company’s 2024 Omnibus Equity Incentive Plan. Mr. Nicoll is not entitled to any additional equity grants under this arrangement after June 30, 2025. Mr. Nicoll may also be subject to certain discretionary bonus in form of either cash or options, or both, if the Company’s financial target is achieved.

Director Compensation

None of the non-employee directors received compensation during the fiscal years ended December 31, 2025 and 2024 for services rendered to the Company.

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

The beneficial ownership percentages set forth in the table below are based on 70,724,664 shares of Common Stock issued and outstanding as of the date of this annual report, which includes the Earn Out Shares held by Continental Stock Transfer & Trust Company and do not take into account the issuance of any shares of Common Stock upon the exercise of Public Warrants or Sponsor Warrants. In computing the number of shares of Common Stock beneficially owned by a person, we deemed to be outstanding all shares of Common Stock subject to warrants and convertible notes held by the person that are currently exercisable or convertible or may be exercised or converted within 60 days of January 24, 2025. The Company did not deem these shares outstanding, however, for purpose of computing the percentage of ownership of any other person. Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock.

Name and Address of Beneficial Owner(1)	Number of Shares	Percent
Directors and Named Executive Officers:
Christopher Nicoll	—	—
Chiwen Chen	—	—
Mingchih Chen	—	—
Ferdinand Kaiser	—	—
Kevin Vassily	50,000	*
Pok Ho Man	64,200	*
All directors and officers as a group (5 individuals)	114,200	*
Five Percent Holders
Wellen Sham(2)	21,236,910	30.0%

*	Represents less than 1

(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is 221 W 9th St #848, Wilmington, DE 19801.

(2)	Includes:

(a)	10,034,898 shares of Common Stock held of record by Electric Power Technology Ltd, a Taiwanese public company listed in Taiwan (Taiwan List Co. 4529), of which Mr. Sham is a chairperson. Mr. Sham and Ling Houng Sham have a 19.36% interest in the ordinary shares of Electric Power Technology Ltd, and companies with which Mr. Sham is affiliated with have a 20.31% interest in the ordinary shares of Electric Power Technology Ltd. Accordingly, Mr. Sham may be deemed to have or share the beneficial ownership of the shares of Common Stock held directly by Electric Power Technology Ltd. Mr. Sham and Ling Houng Sham disclaim beneficial ownership of the shares held of record by Electric Power Technology Ltd. The principal business address of Electric Power Technology Ltd is 4F, No. 632 Guangfu South Road, Da’an District, Taipei Taiwan.

(b)	4,129,066 shares of Common Stock held of record by Old Gen Holdings LLC, a Delaware limited liability company, of which Mr. Sham is the primary beneficiary. Accordingly, Mr. Sham may be deemed to have or share the beneficial ownership of the shares of Common Stock held directly by Old Gen Holdings LLC. The principal place of business of Old Gen Holdings LLC is 108 W 13th St, Ste. 100, Wilmington DE 19801.

(c)	3,449,835 shares of Common Stock held of record by Ling Houng Sham, wife of Mr. Sham.

(d)	3,623,111 shares of Common Stock held of record by Mr. Wellen Sham, former Chief Executive Officer of Thunder Power prior to consummation of the Business Combination.

Securities Authorized for Issuance Under Equity Compensation Plans

In October 2014, TP Holdings adopted a Thunder Power Holdings Limited Share Option Plan (the “2014 Plan”), As of September 30, 2024, the 2014 Plan existed to the extent that there are options/awards outstanding thereunder.

On June 17, 2024, the stockholders of the Company voted to approve the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”), which became effective at the closing of the Business Combination. All outstanding options to purchase share of TP Holdings granted under the 2014 Plan have rolled over into the 2024 Plan and became options to purchase share of Common Stock of the Company. Such options granted under the 2014 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock options and the terms of the 2024 Plan (including the terms of the Prior Plan attached as an exhibit to the 2024 Plan).

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

Nature of relationships with related parties:

Relationship with the Company
Thunder Power (Hong Kong) Limited (“TP HK”)	Over which the spouse of Mr. Wellen Sham, the Company’s controlling shareholder, exercises significant influence
Thunder Power Electric Vehicle (Hong Kong) Limited (“TPEV HK”)	Over which the spouse of Mr. Wellen Sham, the Company’s controlling shareholder, exercises significant influence
Mr. Wellen Sham	Controlling shareholder of the Company
Ms. Ling Houng Sham	Spouse of Mr. Wellen Sham
Feutune Light Sponsor LLC (“FLFV Sponsor”)	Shareholder of the Company

b. Related party transactions:

		For the Year Ended December 31,
	Nature	2025	2024
TP HK	Rental expenses	$17,137	$27,681

For year ended December 31, 2025, the Company borrowed $1,349,264 from Mr. Wellen Sham to support the Company’s operations. The borrowings bear interest rate of 8% and are payable through December 2026. For the year ended December 31, 2025, the Company borrowed $100,000 from Ms. Ling Houng Sham to support the Company’s operations. The borrowings bear interest rate of 8% and is payable through March 2026. For the year ended December 31, 2025, Mr. Wellen Sham also made payments of $24,000 on behalf of the Company.

For the year ended December 31, 2024, the Company borrowed $991,560 from Mr. Wellen Sham to support the Company’s operations. The borrowings bear interest rate ranging between 8% and 10% and is payable through December 2025. As of December 31, 2024, the Company repaid borrowings of $25,000 to Mr. Wellen Sham.

Balance with related parties:

	Nature	December 31, 2025	December 31, 2024
TP HK(1)	Amount due to the related party	$113,498	$96,236
Mr. Wellen Sham(2)	Amount due to the related party	2,823,585	1,271,415
Ms. Ling Houng Sham (2)	Amount due to the related party	330,751	208,636
FLFV Sponsor(3)	Amount due to the related party	190,000	190,000
		$3,457,834	$1,766,287

(1)	The balance due to TP HK represented the payments made by TP HK on behalf of TP Holdings regarding the office rental fee and employee salary expenses. The balance is interest free and is repayable on demand.

(2)

The balance due to Mr. Wellen Sham represented the promissory notes of $560,000 for extension of FLFV, promissory notes of $2,575,824 for the daily operation of the Company, other payable of $28,000 for payment of operating expenses on behalf of the Company and interest payable of $219,761. The balance due to Ms. Ling Houng Sham represented promissory notes of $300,000 for extension of FLFV and interest payable of $30,751.

The promissory notes issued to Mr. Wellen Sham matured through December 2026 with interest rate ranging between 8% and 10%. The promissory notes issued to Ms. Wellen Sham matured through March 2026 with interest rate of 8%.

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

Item 14. Principal Accountant Fees and Services

Current Audit Firm

We have appointed Assentsure PAC (“Assentsure”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2025.

Fees Billed to the Company in fiscal year 2025 and 2024

The following table sets forth the fees billed to us by our auditor professional services rendered during the fiscal years ended December 31, 2025 and 2024:

	31-Dec-25	31-Dec-24
Audit fees(1)	$180,000	$245,000
Audit related fees(2)	40,500	55,300
Tax fees(3)	-	-
All other fees	-	-
Total fees	$220,500	$300,300

(1)	Audit Fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements.

(2)	Audit-Related Fees — These consisted principally of the aggregate fees related to audits that are not included Audit Fees.

(3)	Tax Fees — Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our various jurisdictions’ income tax returns.

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

(b)	Exhibits

Item 16. Exhibits and Financial Statement Schedules.

(a)	Exhibits.

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date

2.1*†	Agreement and Plan of Merger, dated as of October 26, 2023, by and among Feutune Light Acquisition Corp., Feutune Light Merger Sub, Inc., and Thunder Power Holdings Limited.	8-K	001-41424	Exhibit 2.1	October 27, 2023

2.2*	First Amendment to Agreement and Plan of Merger, dated as of March 19, 2024, by and among Feutune Light Acquisition Corporation, Feutune Light Merger Sub, Inc., and Thunder Power Holdings Limited.	8-K	001-41424	Exhibit 1.1	March 20, 2024

3.1*	Form of Third Amended and Restated Certificate of Incorporation of Thunder Power Holdings, Inc.	Proxy Statement	333-275933	Annex C	May 17, 2024

3.2*	Amended and Restated Bylaws of Thunder Power Holdings, Inc.	8-K	001-41424	Exhibit 3.2	June 27, 2024

4.1*	Amended and Restated Warrant Agreement, dated June 21, 2024, by and between Feutune Light Acquisition Corporation and Continental Stock Transfer & Trust Company.	8-K	001-41424	Exhibit 10.1	June 27, 2024

10.1*	Letter Agreement, dated June 15, 2022, among Feutune Light Acquisition Corporation and certain stockholders.	8-K	333-264221	Exhibit 10.1	June 21, 2022

10.2*	Promissory Note, dated May 20, 2024, issued by Feutune Light Acquisition Corporation to Thunder Power Holdings Limited.	8-K	333-264221	Exhibit 10.1	May 22, 2024

10.3*	Promissory Note, dated May 22, 2024, issued by Feutune Light Acquisition Corporation to Ling Houng Sham.	8-K	333-264221	Exhibit 10.2	May 22, 2024

10.4*	Promissory Note, dated May 22, 2024, issued by Feutune Light Acquisition Corporation to Rockridge International Inc.	8-K	333-264221	Exhibit 10.3	May 22, 2024

10.5*	Promissory Note, dated June 21, 2024, issued by Feutune Light Acquisition Corporation to Wellen Sham.	8-K	001-41424	Exhibit 10.6	June 27, 2024

10.6*	Promissory Note, dated June 21, 2024, issued by Feutune Light Acquisition Corporation to Sam Yu.	8-K	001-41424	Exhibit 10.7	June 27, 2024

10.7*	Promissory Note, dated June 21, 2024, issued by Feutune Light Acquisition Corporation to Sau Fong Yeung.	8-K	001-41424	Exhibit 10.8	June 27, 2024

10.8*	Forward Purchase Agreement, dated June 11, 2024, by and among Feutune Light Acquisition Corporation, Thunder Power Holdings Limited, Meteora Select Trading Opportunities Master, LP, Meteora Capital Partners, LP and Meteora Strategic Capital, LLC.	8-K	001-41424	Exhibit 10.1	June 13, 2024

10.9*	Subscription Agreement, dated June 11, 2024, by and among Feutune Light Acquisition Corporation, Meteora Select Trading Opportunities Master, LP, Meteora Capital Partners, LP and Meteora Strategic Capital, LLC.	8-K	001-41424	Exhibit 10.2	June 13, 2024

10.10*	Escrow Agreement, dated June 21, 2024, by and between Feutune Light Acquisition Corporation, Wellen Sham, Yuanmei Ma and Continental Stock Transfer & Trust Company.	8-K	001-41424	Exhibit 10.2	June 27, 2024

10.11*	Promissory Note, dated June 21, 2024, issued by Thunder Power Holdings, Inc. to Wellen Sham.	8-K	001-41424	Exhibit 10.6	June 27, 2024

10.12*	Promissory Note, dated June 21, 2024, issued by Thunder Power Holdings, Inc. to Sam Yu.	8-K	001-41424	Exhibit 10.7	June 27, 2024

10.13*	Promissory Note, dated June 21, 2024, issued by Thunder Power Holdings, Inc. to Sau Fong Yeung.	8-K	001-41424	Exhibit 10.8	June 27, 2024

10.14*	Letter Agreement dated June 21, 2024.	8-K	001-41424	Exhibit 10.9	June 27, 2024

10.15*	Form of Non-Competition Agreement.	8-K	001-41424	Exhibit 10.3	June 27, 2024

10.16*	Form of Lock-up Agreement.	8-K	001-41424	Exhibit 10.4	June 27, 2024

10.17*#	Form of Indemnification Agreement.	8-K	001-41424	Exhibit 10.5	June 27, 2024

10.18*#	2024 Omnibus Equity Incentive Plan.	Proxy Statement	333-275933	Annex D	May 17, 2024

10.19*	Common Stock Purchase Agreement, dated August 20, 2024, by and between Thunder Power Holdings, Inc. and Westwood Capital Group LLC.	8-K	001-41424	Exhibit 10.1	August 21, 2024

10.20*	Registration Rights Agreement, dated August 20, 2024, by and between Thunder Power holdings, Inc. and Westwood Capital Group LLC.	8-K	001-41424	Exhibit 10.2	August 21, 2024

10.21*	Promissory Note, dated October 10, 2024, issued by Thunder Power Holdings, Inc. to Wellen Sham.	Form S-1	333-283040	Exhibit 10.19	November 6, 2024

10.22*#	Employment Agreement with Ho Pok Man.	Form S-1	333-283040	Exhibit 10.20	November 6, 2024

10.23*#	Employment Agreement with Christopher Nicoll.	Form S-1	333-283040	Exhibit 10.21	November 6, 2024

10.24*	Promissory Note, dated September 11, 2024, issued by Thunder Power Holdings, Inc. to Wellen Sham	Form S-1	333-284279	Exhibit 10.22	January 14, 2025

10.25*	Promissory Note, dated October 16, 2024, issued by Thunder Power Holdings, Inc. to Wellen Sham	Form S-1	333-284279	Exhibit 10.23	January 14, 2025

10.26*	Promissory Note, dated November 13, 2024, issued by Thunder Power Holdings, Inc. to Wellen Sham	Form S-1	333-284279	Exhibit 10.24	January 14, 2025

10.27*	Promissory Note, dated December 10, 2024, issued by Thunder Power Holdings, Inc. to Wellen Sham	Form S-1	333-284279	Exhibit 10.25	January 14, 2025

10.28*	Capital Markets Advisory Agreement, dated May 15, 2024, by and between Thunder Power Holdings, Inc. and Benjamin Securities, Inc.	Form S-1	333-284279	Exhibit 10.26	January 14, 2025

10.29*	First Amendment to Capital Markets Advisory Agreement, dated June 21, 2024, by and between Thunder Power Holdings, Inc. and Benjamin Securities, Inc.	Form S-1	333-284279	Exhibit 10.27	January 14, 2025

10.30*	The Share Exchange Agreement	Proxy Statement	001-41424	Appendix A	January 29, 2025

10.31*	Amendment to Share Exchange Agreement.	Proxy Statement	001-41424	Appendix B	January 29, 2025

14*	Code of Business Conduct.	Form S-1	333-283040	Exhibit 14	November 6, 2024

19.1*	Insider Trading Policy.	Form 10-K	001-41424	Exhibit 19.1	March 31, 2025

21.1*	List of Subsidiaries of Thunder Power Holdings, Inc.	Form S-1	333-283040	Exhibit 21.1	November 6, 2024

24**	Power of Attorney (included on signature page to initial filing of this Registration Statement).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Policy relating to recovery of compensation.	Form 10-K	001-41424	Exhibit 97	March 31, 2025

99.1*	Audit Committee Charter.	Form S-1	333-283040	Exhibit 99.1	November 6, 2024

99.2*	Compensation Committee Charter.	Form S-1	333-283040	Exhibit 99.2	November 6, 2024

99.3*	Nominating and Corporate Governance Committee Charter.	Form S-1	333-283040	Exhibit 99.3	November 6, 2024

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously Filed.

**	Filed herewith

†	Certain portions of this exhibit (indicated by “***”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is not material and is the type of information that the Registrant treats as private or confidential. The Registrant agrees to furnish supplementally a copy of such schedules, or any section thereof, to the SEC upon request.

#	Indicate management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 7, 2026	Thunder Power Holdings, Inc.

	By:	/s/ Christopher Nicoll
	Name:	Christopher Nicoll
	Title:	Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Nicoll	Director, President, Chief Executive Officer	April 7, 2026
Christopher Nicoll	(principal executive officer)

/s/ Pok Man Ho	Interim Chief Financial Officer	April 7, 2026
Pok Man Ho	(principal financial officer and principal accounting officer)

/s/ Chiwen Chen	Director and Chairman of the Board	April 7, 2026
Chiwen Chen

/s/ Mingchih Chen	Director	April 7, 2026
Mingchih Chen

/s/ Ferdinand Kaiser	Director	April 7, 2026
Ferdinand Kaiser

/s/ Kevin Vassily	Director	April 7, 2026
Kevin Vassily

THUNDER POWER HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders and the Board of Directors of Thunder Power Holdings Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Thunder Power Holdings Inc and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024 and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flow for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2025 and 2024, and the results of its income and comprehensive income and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses from operations and has accumulated deficits of $39,051,663 and $36,932,246 as of December 31, 2025, and 2024, respectively.

In addition, the Company has limited cash resources and faces significant liquidity constraints. The Company’s common stock was suspended from trading on the Nasdaq Stock Market in April 2025 and subsequently delisted in July 2025, and is currently quoted on the over-the-counter market, which significantly limits its access to capital markets. Further, certain assets, including prepaid forward purchase arrangements, are not expected to generate near-term cash inflows and their realization is subject to significant uncertainty. The Company’s ability to obtain financial support from its principal shareholder is also uncertain due to ongoing legal proceedings.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date that the financial statements are issued. Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

April 7, 2026

PCAOB ID Number 6783

We have served as the Company’s auditor since 2023.

THUNDER POWER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2025 and 2024
(Expressed in U.S. dollar, except for the number of shares)

	As of December 31,
	2025	2024
ASSETS
Current Assets
Cash	$10,093	$52,616
Short-term investments	933	—
Prepaid expenses for forward purchase contract	13,114,964	13,114,964
Other current assets	28,712	382,865
Total Current Assets	13,154,702	13,550,445

Non-current Assets
Right of use assets	17,865	4,614
Total Non-current Assets	17,865	4,614

Total Assets	$13,172,567	$13,555,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Amount due to related parties	$3,457,834	$1,766,287
Other payable and accrued expenses	1,961,155	2,340,440
Lease liabilities, current	14,877	3,455
Underwriter fee payable	2,921,250	2,921,250
Total Current Liabilities	8,355,116	7,031,432

Non-current Liabilities
Lease liabilities, non-current	1,703	—
Total Non-current Liabilities	1,703	—
Total Liabilities	8,356,819	7,031,432

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 70,724,664 and 70,724,664 shares issued at December 31, 2025 and 2024, respectively; 50,724,664 and 50,724,664 shares outstanding at December 31, 2025 and 2024, respectively)*	5,073	5,073
Additional paid-in capital	43,862,158	43,450,667
Accumulated loss	(39,051,663)	(36,932,246)
Accumulated other comprehensive income	180	133
Total Shareholders’ Equity	4,815,748	6,523,627
Total Liabilities and Shareholders’ Equity	$13,172,567	$13,555,059

*	The difference between issued and outstanding shares relates to 20,000,000 earnout shares held in escrow that will vest upon achievement of certain performance milestones.

The accompanying notes are an integral part of the consolidated financial statements.

THUNDER POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the years ended December 31, 2025 and 2024
(Expressed in U.S. dollar, except for the number of shares and loss per share)

	For the Years Ended December 31,
	2025	2024
Revenues	$—	$—

Operating expenses
General and administrative expenses	(1,917,739)	(2,502,190)
Total operating expenses	(1,917,739)	(2,502,190)

Other income (expenses)
Other expenses, net	(824)	—
Interest (expenses) income	(200,946)	51
Foreign currency exchange income (loss)	92	(212)
Total other expenses, net	(201,678)	(161)

Loss before income taxes	(2,119,417)	(2,502,351)
Income tax expenses	—	—
Net loss	(2,119,417)	(2,502,351)

Other comprehensive loss
Foreign currency adjustments	47	133
Comprehensive loss	$(2,119,370)	$(2,502,218)

Loss per share – basic and diluted	$(0.04)	$(0.06)
Weighted average shares – basic and diluted	50,724,664	44,736,947

The accompanying notes are an integral part of the consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2025 and 2024
(Expressed in U.S. dollar, except for the number of shares)

	Common stock		Additional		Accumulated other	Total
	Number of stock*	Amount*	paid-in capital *	Accumulated loss	comprehensive income	shareholders’ equity
Balance as of December 31, 2023	37,488,807	$3,749	$34,927,449	$(34,429,895)	$—	$501,303
Capital injection from shareholders	2,511,193	251	946,549	—	—	946,800
Reverse recapitalization (Note 1)	5,279,673	528	3,911,563	—	—	3,912,091
Issuance of common stock to a financial advisor (Note 8)	1,200,000	120	(120)	—	—	—
Issuance of common stock to independent directors	90,000	9	899,991	—	—	900,000
Share-based compensation	—	—	107,712	—	—	107,712
Settlement of working capital loans	289,960	29	2,635,971	—	—	2,636,000
Issuance of ordinary shares pursuant to forward purchase contracts	3,706,461	371	(371)	—	—	—
Issuance of ordinary shares pursuant to a private placement	150,000	15	(15)	—	—	—
Share-based compensation to non-employees (Note 11)	8,570	1	21,938	—	—	21,939
Net loss	—	—	—	(2,502,351)	—	(2,502,351)
Foreign exchange adjustments	—	—	—	—	133	133
Balance as of December 31, 2024	50,724,664	$5,073	$43,450,667	$(36,932,246)	$133	$6,523,627
Reversal of previously accrued excise tax related to repurchases of common stocks	—	—	411,491	—	—	411,491
Net loss	—	—	—	(2,119,417)	—	(2,119,417)
Foreign exchange adjustments	—	—	—	—	47	47
Balance as of December 31, 2025	50,724,664	$5,073	$43,862,158	$(39,051,663)	$180	$4,815,748

The accompanying notes are an integral part of the consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2025 and 2024
(Expressed in U.S. dollar)

	For the Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,119,417)	$(2,502,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	—	1,974
Amortization of right of use assets	17,137	26,995
Share-based compensation	—	1,007,712
Allowance for credit losses against other current assets	315,000	—
Changes in fair value of short-term investments	818	—
Reversal of exercise tax payable (Note 6)	411,491	—
Changes in operating assets and liabilities:
Other current assets	39,153	(6,997)
Amount due to related parties	218,283	130,735
Other payable and accrued expenses	(379,238)	137,093
Lease liabilities	(17,263)	(22,414)
Net cash used in operating activities	(1,514,036)	(1,227,253)

Cash flows from investing activities:
Cash acquired in reverse capitalization	—	929,302
Purchase of short-term investments	(1,400)	—
Net cash (used in) provided by investing activities	(1,400)	929,302

Cash flows from financing activities:
Subscription fees received from shareholders	—	356,800
Payment of offering cost	—	(999,700)
Borrowings from related parties	1,473,264	1,051,560
Repayment of borrowings to a related party	—	(25,000)
Payment of extension loans	—	(380,000)
Proceeds of prepayment shortfall under forward purchase contract	—	150,000
Net cash provided by financing activities	1,473,264	153,660

Effect of exchange rates on cash	(351)	—

Net decrease in cash	(42,523)	(144,291)
Cash at beginning of year	52,616	196,907
Cash at end of year	$10,093	$52,616

Supplemental cash flow information
Cash paid for interest expense	$—	$—
Cash paid for income tax	$—	$—

Non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$29,223	$25,824
Transfer of advance of subscription fees from shareholders to equity	$—	$590,000
Offering costs payable accrued directly related to the business combination	$—	1,353,913
Issuance of ordinary shares to settle working capital loans	$—	$2,636,000
Share based compensation to a non-employee as part of offering cost	$—	$21,939

The accompanying notes are an integral part of the consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS DESCRIPTION

History of Thunder Power Holdings Limited (“TP Holdings”)

TP Holdings is a company incorporated under the laws and regulations of the British Virgin Islands with limited liability on December 31, 2015. TP Holdings is a parent holding company with no operations. Upon the closing business combination closed on June 21, 2024, TP Holdings changed its name to Thunder Power AI Subsidiary, Inc.

TP Holdings has one wholly-owned subsidiary, Thunder Power New Energy Vehicle Development Company Limited (“TP NEV”) which was established in accordance with laws and regulations of British Virgin Islands on October 19, 2016.

TP Holdings also setup two branches, namely Thunder Power AI Subsidiary, Inc. (Hong Kong) (“TPAI-HK”) and Thunder Power Holdings Ltd (“TPAI-TW”) in Hong Kong and Taiwan, respectively. Both branches are not legal entities, but rather they have tax identity in their respective jurisdictions.

TP Holdings together with TP NEV, are engaged in design, development and manufacturing of high-performance electric vehicles. As of December 31, 2025 and 2024, its operations activities were carried out in Taiwan and its management team are currently located in Taiwan and USA.

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

The reverse recapitalization is equivalent to the issuance of securities by TP Holdings for the net monetary assets of FLFV, accompanied by a recapitalization. The Company debited equity for the fair value of the net liabilities of FLFV. In the subsequent financial statements after the Business Combination, the amounts of assets and liabilities for the period before the reverse recapitalization in financial statements are presented as those of TP Holdings and recognized and measured at their pre-combination carrying amounts. The equity account of TP Holdings was carried forward in the reverse recapitalization, subject to adjustments to reflect the par value of the outstanding capital stock of FLFV.

THUNDER POWER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS DESCRIPTION (cont.)

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

Entry into share exchange agreement

On December 19, 2024, the Company entered into a Share Exchange Agreement (the “Agreement”) with certain shareholders (the “TW Company Shareholders”) of Electric Power Technology Limited, a Taiwan corporation (“TW Company”). On January 27, 2025, the Company and TW Company Shareholders have agreed to execute an amendment to the Share Exchange Agreement (the “First Amendment”, together with the Agreement, the “Amended Agreement”), amending, among other things, the share exchange ratio as 119 shares of the Company’s common stock for every 100 ordinary shares of TW Company. Pursuant to the Amended Agreement, a portion of the TW Company Shareholders are expected to exchange a total of 26,783,838 ordinary shares in TW Company for an aggregate of 31,832,768 shares of newly issued Common Stock of the Company in weeks, with the remaining total of 1,715,000 shares of the TW Company to be transferred to the Company for 2,038,621 shares in a few months. Upon completion of the transaction, the Company is expected to hold approximately 33.71% of TW Company’s total issued and outstanding shares. On June 26, 2025, the Company held its 2025 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the shareholders voted to approve, among others, the share exchanges.

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

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments that are not readily apparent from other sources.

The most significant estimates with regard to these consolidated financial statements are allowance for expected credit losses of other receivable, allowance for prepaid expenses for Forward Purchase Contract, classification of prepaid expenses for Forward Purchase Contract, and accrued legal expenses.

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

As of December 31, 2025 and 2024, financial instruments of the Company primarily comprised of current assets and current liabilities including cash, short-term investments, other current assets, amount due to related parties, other payables and underwriter fee payable. The carrying amount of these current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

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

In general, for consolidation purposes, assets and liabilities of the Company and its subsidiary whose functional currency is not the US$, are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of the Company and its subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of shareholders’ equity.

Translation of amounts from TWD into US$ has been made at the following exchange rates for the respective periods:

	As of December 31,
	2025	2024
TWD exchange rate for balance sheet items, except for equity accounts	31.37	32.79

	For the Years Ended December 31,
	2025	2024
TWD exchange rate for items in the statements of operations and comprehensive loss, and statements of cash flows	31.17	32.31

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

THUNDER POWER HOLDINGS, INC.
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

The “Valuation Date” is the earlier to occur of (a) the date that is 36 months after the Closing Date, (b) the date specified by the Seller in a written notice to be delivered to the Counterparty at the Seller’s discretion (which Valuation Date will not be earlier than the day such notice is effective) after the occurrence of any of (v) a Shortfall Variance Registration Failure, (w) a VWAP Trigger Event, (x) a Delisting Event, (y) a Registration Failure or (z) unless otherwise specified therein, upon any Additional Termination Event, and (c) the date specified by the Seller in a written notice to be delivered to the Counterparty at the Seller’s sole discretion (which Valuation Date will not be earlier than the day such notice is effective). The Valuation Date notice will become effective immediately upon delivery from the Seller to the Counterparty in accordance with the Forward Purchase Agreement.

On June 15, 2024, the Sellers issued a pricing date notice to the Company, pursuant to which the Sellers had 1,089,038 shares of Recycled Shares. Together with the 100,000 Share Consideration Shares and net off Prepayment Shortfall, the Company made a total of Prepayments Amount of $13,264,964 to the Sellers. The Company recorded the prepayment in the account of “prepaid expenses for forward purchase contract” on the consolidated balance sheet. The Company will subsequently derecognize the prepayments when the Sellers sell the Recycled Shares. The difference between the fair value on the date when the Sellers sell the Recycled Shares and $11.1347 will be charged to additional paid-in capital. The Company assessed that there are no material risks arising from the Forward Purchase Agreement. On July 2, 2024, the Company issued an aggregate of 3,706,461 shares of the Company’s common stock to Meteora pursuant to the Forward Purchase Agreement and Subscription Agreement.

On July 2, 2024, the Sellers purchased, and the Company issued an additional 3,706,461 shares of the Company’s common stock to Meteora pursuant to the Forward Purchase Agreement and Subscription Agreement. The Sellers made a prepayment shortfall of $150,000. The Company recorded the proceeds from the shortfall prepayment as a reduction to “prepaid expenses for forward purchase contract.”

As of December 31, 2025 and 2024, the Company had an outstanding balance of prepaid expenses for forward purchase contract of $13,114,964.

Management assessed the recoverability of the prepaid balance and concluded that no impairment was recorded as of December 31, 2025 and 2024. The realization of this balance is dependent on future share transactions under the Forward Purchase Agreement and is subject to significant uncertainty, including market conditions and the Company’s listing status. Accordingly, the prepaid balance is not expected to generate near-term cash inflows.

THUNDER POWER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the current and applicable laws of BVI, both TP Holdings and TP NEV are not subject to tax on income or capital gains. As of December 31, 2025 and 2024, there were no temporary differences and no deferred tax asset or liability recognized. The Company does not believe that there were any uncertain tax positions as of December 31, 2025 and 2024.

 Segment reporting

The Company uses the management approach to determine operating segment. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM’’) for making decisions, allocation of resource and assessing performance. The Company operates and manages its business as a single operating and reportable segment. The Company’s CODM has been identified as the Chief Executive Officer who reviews the consolidated net loss when making decisions about allocating resources and assessing performances of the Company. Significant segment expenses are the same as these presented under the operating costs and expenses in the consolidated statements of operations and comprehensive loss, and the difference between net revenue less significant segment expenses and consolidated net loss are the other segment items. The CODM reviews and utilizes these financial metrics together with non-financial metrics to make operation decisions, such as the determination of the fee rate at which the Company charges for its products and services and the allocation of budget between operating costs and expense.

For the years ended December 31, 2025 and 2024, the Company has not generated revenues from operating activities.

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

Recently issued accounting standards

In December 2025, the FASB issued ASU 2025-11, which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. As the Board stated in the proposed guidance and reiterates in the ASU, the amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. For public business entities, the amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. For entities other than public business entities, for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted for all entities.

In July 2025, the FASB issued ASU 2025-05, which amends ASC 326-20 to provide a practical expedient for all entities which elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset in developing reasonable and supportable forecasts as part of estimating expected credit losses, and an accounting policy election for all entities, other than a public business entity, that elect the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient and, if so, whether it has also applied the accounting policy election. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

In January 2025, the FASB issued ASU 2025-01, “Income Statement – Comprehensive Income – Expense Disaggregation Disclosure (Subtopic 220-40): Clarifying the Effective Date.” This pronouncement revises the effective date of ASU 2024-03 and clarifies that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Entities within the ASU’s scope are permitted to early adopt the accounting standard update. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

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

THUNDER POWER HOLDINGS, INC.
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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on its consolidated financial position, statements of operations and cash flows.

Significant risks and uncertainties

Credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of December 31, 2025, the Company held cash of $10,093, among which $8,911 was deposits in bank accounts in Taiwan, $217 deposited in bank accounts in the United States and $965 in bank accounts in Hong Kong.

Bank accounts in each bank in Taiwan are insured by the government authority with the maximum limit of TW$3,000,000 (equivalent to approximately $95,600). Each bank account in the United States is insured by Federal Deposit Insurance Corporation (“FDIC”) insurance with the maximum limit of $250,000. Each bank account in Hong Kong is insured by the government authority with the maximum limit of HK$800,000 (equivalent to approximately $102,800). To limit exposure to credit risk relating to deposits, the Company primarily place cash and cash equivalent deposits with large financial institutions in the United States and Hong Kong which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

THUNDER POWER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. GOING CONCERN

As of December 31, 2025, the Company had cash of $10,093 and has incurred recurring losses from operations since inception. The Company reported a net loss of approximately $2.1 million for the year ended December 31, 2025 and has an accumulated deficit of approximately $39.1 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company faces several significant uncertainties, including:

●	Operating losses and liquidity constraints – The Company has not generated sufficient revenues to support its operations and has limited cash resources to meet its obligations.

●	Prepaid Forward Contract – The Company has recorded a prepaid balance related to a forward purchase agreement as a current asset. The realization of this balance is dependent on the counterparty’s sale of the Company’s shares and is subject to significant uncertainty, including market conditions and the Company’s listing status. The arrangement is not expected to generate near-term cash inflows and may not be readily realizable in cash. Accordingly, this balance does not provide immediate liquidity to support the Company’s operations.

●	Nasdaq delisting – The Company’s common stock was suspended from trading on the Nasdaq Stock Market on April 21, 2025 and subsequently delisted on July 31, 2025. The Company’s securities are currently quoted on the over-the-counter market. This significantly limits the Company’s ability to access public capital markets and raises substantial uncertainty regarding its ability to obtain financing.

●	Dependence on principal shareholder – The Company has historically relied on financial support from its principal shareholder. Due to ongoing legal proceedings involving the shareholder, there is significant uncertainty regarding the shareholder’s ability and willingness to continue providing financial support.

Management has undertaken certain actions to address these conditions, including exploring potential financing alternatives, seeking additional equity or debt funding, and evaluating cost reduction and restructuring initiatives. The Company is also pursuing strategic transactions, including a proposed acquisition; however, such transaction remains subject to completion and other uncertainties, and the target entity is also subject to its own going concern considerations.

However, there can be no assurance that these plans will be successfully implemented or will be sufficient to alleviate the substantial doubt regarding the Company’s ability to continue as a going concern, including the Company’s ability to realize value from the forward purchase arrangement.

Accordingly, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing and generate sufficient cash flows from operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

THUNDER POWER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of December 31,
	2025	2024
Payments made on behalf of a third party(a)	$315,000	$315,000
Prepaid expenses	28,712	67,865
Less: allowance for credit losses	(315,000)	—
	$28,712	$382,865

(a)	Before entering into a Merger Agreement with FLFV, TP Holdings entered into a letter of intent with Aetherium Acquisition Corp. (“GMFI”) to explore a potential business combination. TP Holdings paid extension loans in an amount of $300,000 and working capital loans in an amount of $15,000 on behalf of GMFI. In March 2024, the letter of intent with GMFI was terminated. For the year ended December 31, 2025, the Company provided full allowance for credit losses against the balance due to liquidation of GMFI.

5. OPERATING LEASE

As of December 31, 2025, TP Holdings had one 24-month office spaces lease agreement in Hong Kong with Thunder Power (Hong Kong) Limited (“TP HK”), a related party of the Company (Note 9). The lease agreement is non-cancellable, expiring in March 2027. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

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

For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. The Company records the straight-line lease expense and any contingent rent, if applicable, in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For short-term leases, the Company records operating lease expense in its consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term and record variable lease payments as incurred.

The table below presents the operating lease related assets and liabilities recorded on the consolidated balance sheets.

	As of December 31,
	2025	2024
Right of use assets	$17,865	$4,614

Operating lease liabilities, current	$14,877	$3,455
Operating lease liabilities, non-current	1,703	—
Total operating lease liabilities	$16,580	$3,455

THUNDER POWER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. OPERATING LEASE (cont.)

Other information about the Company’s leases is as follows:

	For the Years Ended December 31,
	2025	2024
Weighted average remaining lease term (years)	1.19	0.21
Weighted average discount rate	5.5%	5.5%
Amortization of right of use assets	$17,137	$26,995

For the years ended December 31, 2025 and 2024, operating lease expenses were $35,472 and $27,681, respectively, among which $18,335 and $nil were incurred for short-term lease expenses.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2025:

December 31, 2025
For the year ending December 31, 2026	$15,418
For the year ending December 31, 2027	1,713
Total lease payments	17,131
Less: Imputed interest	(551)
Present value of lease liabilities	$16,580

6. OTHER PAYABLE AND ACCRUED EXPENSES

Other payable and accrued expenses consisted of the following:

	As of December 31,
	2025	2024
Accrued professional expenses incurred for Business Combination (a)	$1,176,358	$1,176,358
Accrued excise tax on repurchases of common stocks (b)	502,251	913,742
Others	282,546	250,340
	$1,961,155	$2,340,440

(a)	As of December 31, 2025 and 2024, the balance of accrued professional expenses incurred for business combination consisted of expenses payable to a financial advisor, the counselor, public relation service providers and transfer agent.

(b)	On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. In connection with share redemptions that occurred in June 2024, the Company initially recorded an excise tax payable of $411,491. During the year ended December 31, 2025, the Company reversed this liability as additional share issuances during the period reduced the net excise tax obligation under the provisions of the IRA.

THUNDER POWER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2025 and 2024, the Company had 70,724,664 and 70,724,664 shares of common stock issued, respectively. Of these shares, 20,000,000 shares were issued and deposited into an escrow account in connection with the Business Combination and are subject to vesting conditions under the earnout arrangement. These escrowed shares are not considered outstanding until the applicable vesting conditions are satisfied. As of December 31, 2025 and 2024, the Company had 50,724,664 and 50,724,664 shares of common stock outstanding, respectively.

THUNDER POWER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. EQUITY (cont.)

Preferred Stock

The Company has 100,000,000 shares of Preferred Stock authorized with par value $0.0001 per share. As of December 31, 2025 and 2024, the Company had nil and nil shares of Preferred Stock issued and outstanding.

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

THUNDER POWER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. EQUITY (cont.)

Warrants (cont.)

Other Warrants

Upon closing of the Business Combination on June 21, 2024, the Sponsor had provided a total of $2,636,000 in working capital loans and elected to convert all such working capital loans into 263,600 working capital units, which include 263,600 shares of common stock, par value $0.0001 per share, 263,600 warrants, each of which may be exercised into one share of common stock of the Company, and 263,600 rights, each of which entitles the holder to receive one-tenth of one share of common stock of the Company at the closing of the Business Combination. On December 31, 2025 and 2024, the Company issued 263,600 warrants to the Sponsor.

As of December 31, 2025 and 2024, the Company issued outstanding warrants to purchase 10,537,475 and 10,537,475 shares of common stock, respectively.

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

On June 21, 2024, the Company issued 1,027,386 shares of common stock to settle the rights. As of December 31, 2025 and 2024, the Company did not have outstanding rights.

8. INCOME TAXES

Cayman Islands

Under the current laws of the Cayman Islands, the Company is not subject to tax on income or capital gain. Additionally, upon payments of dividends to the shareholders, no Cayman Islands withholding tax will be imposed.

British Virgin Islands

Under the current and applicable laws of BVI, TP Holdings and TP NEV are not subject to tax on income or capital gains.

Hong Kong

TPAI-HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate for the first HKD$2 million of assessable profits is 8.25% and assessable profits above HKD$2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong.

THUNDER POWER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES (cont.)

Taiwan

TPAI-TW is incorporated in Taiwan and is subject to Taiwan corporate income tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Taiwan tax laws. The applicable tax rate for the first TW$120,000 of assessable profits is exempt from tax and assessable profits above TWD$120,000 (approximately $3,900) will be subject to the rate of 20% for resident companies in Taiwan.

For the years ended December 31, 2025 and 2024, the Company did not incur income tax expenses. Below is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Years Ended December 31,
	2025	2024
BVI statutory income tax rate	$0%	$0%
Effect of different income tax rates in other jurisdictions	1.1%	0.4%
Effect of changes in valuation allowance	(1.1)%	(0.4)%
Effective tax rate	$0%	$0%

Deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 consist of the following:

	For the Years Ended December 31,
	2025	2024
Net operating losses carryforwards	$32,885	$9,701
Less: valuation allowance	(32,885)	(9,701)
Total deferred tax assets	$—	$—

As of December 31, 2025, the Company had net operating loss carrying forwards of $398,606 from the Company’s Hong Kong subsidiary, which will be carried forward indefinitely to offset future profits of the Company’s Hong Kong subsidiary. The Company evaluates its valuation allowance requirements at end of each reporting period by reviewing all available evidence, both positive and negative, and considering whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in income from operations. The future realization of the tax benefit of an existing deductible temporary difference ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under applicable tax law. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. As of December 31, 2025, full valuation allowance of was provided against deferred tax assets arising from net operation losses carryforwards as the Company assessed that it was more likely than not that that the net operating losses would not be fully utilized before expiration.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of December 31, 2025 and 2024, the Company did not have any unrecognized uncertain tax positions, and the Company does not believe that its unrecognized tax benefits will change over the next twelve months. For the years ended December 31, 2025 and 2024, the Company did not incur any interest and penalties related to potential underpaid income tax expenses.

THUNDER POWER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS AND BALANCES

a. Nature of relationships with related parties:

Relationship with the Company
Thunder Power Hong Kong Limited (“TP HK”)	Over which the spouse of Mr. Wellen Sham, the Company’s controlling shareholder, exercises significant influence
Thunder Power Electric Vehicle (Hong Kong) Limited (“TPEV HK”)	Over which the spouse of Mr. Wellen Sham, the Company’s controlling shareholder, exercises significant influence
Mr. Wellen Sham	Controlling shareholder of the Company
Ms. Ling Houng Sham	Spouse of Mr. Wellen Sham
Feutune Light Sponsor LLC (“FLFV Sponsor”)	Shareholder of the Company

b. Related party transactions:

For the years ended December 31, 2025 and 2024, TP HK charged operating lease expenses of $17,137 and $27,681, respectively.

For year ended December 31, 2025, the Company borrowed $1,349,264 from Mr. Wellen Sham to support the Company’s operations. The borrowings bear interest rate of 8% per annum and are payable through December 2026. For the year ended December 31, 2025, the Company borrowed $100,000 from Ms. Ling Houng Sham to support the Company’s operations. The borrowings bear interest rate of 8% per annum and is payable through March 2026. For the year ended December 31, 2025, Mr. Wellen Sham also made payments of $24,000 on behalf of the Company.

For the year ended December 31, 2024, the Company borrowed $991,560 from Mr. Wellen Sham to support the Company’s operations. The borrowings bear interest rate ranging between 8% per annum and 10% per annum and is payable through December 2025. As of December 31, 2024, the Company repaid borrowings of $25,000 to Mr. Wellen Sham.

c. Balance with related parties:

	Nature	December 31, 2025	December 31, 2024
TP HK(1)	Amount due to the related party	$113,498	$96,236
Mr. Wellen Sham(2)	Amount due to the related party	2,823,585	1,271,415
Ms. Ling Houng Sham (2)	Amount due to the related party	330,751	208,636
FLFV Sponsor(3)	Amount due to the related party	190,000	190,000
		$3,457,834	$1,766,287

(1)	The balance due to TP HK represented the payments made by TP HK on behalf of TP Holdings regarding the office rental fee and employee salary expenses. The balance is interest free and is repayable on demand.

(2)	The balance due to Mr. Wellen Sham represented the promissory notes of $560,000 for extension of FLFV, promissory notes of $2,575,824 for the daily operation of the Company, other payable of $28,000 for payment of operating expenses on behalf of the Company and interest payable of $219,761. The balance due to Ms. Ling Houng Sham represented promissory notes of $300,000 for extension of FLFV and interest payable of $30,751.

The promissory notes issued to Mr. Wellen Sham matured through December 2026 with interest rate ranging between 8% and 10%. The promissory notes issued to Ms. Wellen Sham matured through March 2026 with interest rate of 8%.

(3)

In May and June 2024, FLFV issued three promissory notes to the FLFV Sponsor in exchange for an aggregated loans of $190,000 from the FLFV Sponsor, among which $50,000 was payable on closing of the Business Combination, and $140,000 was payable on June 21, 2024. As of the date of this Annual Report, the Company has not settled the promissory notes with FLFV Sponsor.

THUNDER POWER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SHARE-BASED COMPENSATION

Share options

In October 2014, TP Holdings adopted a Thunder Power Holdings Limited Share Option Plan (the “2014 Plan”), As of December 31, 2024, the 2014 Plan existed to the extent that there are options/awards outstanding thereunder.

On June 17, 2024, the stockholders of the Company voted to approve the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”), which became effective at the closing of the Business Combination. All outstanding options to purchase share of TP Holdings granted under the 2014 Plan have rolled over into the 2024 Plan and became options to purchase share of Common Stock of the Company. Such options granted under the 2014 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock options and the terms of the 2024 Plan (including the terms of the Prior Plan attached as an exhibit to the 2024 Plan).

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

For the years ended December 31, 2025 and 2024, the transaction activities of share options were as below:

	Number of options	Weighted average exercise price per option
Outstanding at December 31, 2023	590,000	$1.02
Forfeited	(212,500)	$1.00
Outstanding at December 31, 2024	377,500	$1.02
Forfeited	(197,500)	$1.03
Outstanding at December 31, 2025	180,000	$1.00

The following table summarizes information with respect to outstanding share options to employees as of December 31, 2025.

	Number of options	Weighted average remaining contractual term (years)
Outstanding at December 31, 2025	180,000	0.00

As of December 31, 2025, the 180,000 outstanding options had no intrinsic value because the exercise price is higher than the strike price as of December 31, 2025. As of December 31, 2025, the Company did not have outstanding exercisable options.

No share-based compensation expense was recognized during the years ended December 31, 2025 and 2024 as the remaining outstanding options were fully vested.

Other share-based compensation

In June 2024, the Company issued 90,000 shares of common stock to three independent directors of FLFV for their past services. The grant date fair value of the common stock was $900,000, calculated at $10 per share. The Company recorded share-based compensation expenses in the “general and administrative expenses” with corresponding accounts to equity.

THUNDER POWER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Earnout Shares were issued in connection with the Business Combination and are classified as equity instruments. The Earnout Shares were measured at their grant-date fair value on June 21, 2024 and recorded within additional paid-in capital. Because the Earnout Shares are classified as equity instruments, they are not subsequently remeasured. For the years ended December 31, 2025 and 2024, the revenue performance conditions required for vesting were not achieved. Accordingly, no Earnout Shares were released from escrow as of December 31, 2025.

The Earnout Shares are classified as equity instruments. Because the Earnout Shares are subject to vesting conditions, the Company evaluated the appropriate grant-date measurement basis in accordance with applicable U.S. GAAP and recorded the Earnout Shares within equity. The Earnout Shares are not subsequently remeasured.

12. COMMITMENT AND CONTINGENCIES

The Company’s principal shareholder was involved in 11 legal proceedings that went to first trial, among which six cases were ended in acquittals, and five cases were in process of second trial. Currently, the outcome of the five cases cannot be reasonably estimated.

Brown Neri, Smith & Khan LLP (‘BNSK”) was engaged to represent the Company as a defendant in a lawsuit that was filed by plaintiff Sam Yu (“Yu”) on or about June 11, 2025 (the “Lawsuit”). The Lawsuit pertains to allegations by Yu against the Company and other individual defendants pertaining to a Special Purchase Acquisition Company and various Securities Purchase Agreements and related claims of fraud, breach of contract and negligence. The matter remains pending and is in the discovery phase, with the Company’s Demurrer and Motion to Strike set for hearing in August 2026. It is too early to make a precise determination regarding potential damages. It is premature to assess the likelihood of an outcome, but BNSK intends to aggressively defend the matter, while continually assessing the possibility and favorability of informal resolution.

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of income or liquidity.

13. SUBSEQUENT EVENTS

The Company evaluated all events and transactions from December 31, 2025 up to the report date, which is the date that these consolidated financial statements are available to be issued. There are no material subsequent events that require disclosures in the consolidated financial statements.