Form 10-Q
period 2026-03-31
Thunder Power Holdings, Inc.
filed 2026-05-22
CIK 1912582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41424

Thunder Power Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-4620515
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Unit 5, 21/F., Westley Square, 48 Hoi Yuen Road, Kwun Tong, Kowloon, Hong Kong
(Address of principal executive offices)

+852 68975591

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	AIEV	OTCQB Venture Market

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

As of May 20, 2026, there were 102,597,432 shares of the registrant’s common stock, par value $0.0001 per share, issued (including 82,597,432 shares that are issued and outstanding and 20,000,000 earnout shares that are issued but not outstanding, to vest upon the achievement of certain performance milestones).

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

The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report, or such other date as specified herein. We disclaim any obligation to update these statements unless required by law, and we caution you not to place undue reliance on them. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	Competitive conditions in our industry;

●	A decline in demand for electronic vehicles;

●	The price and availability of competitor’s products and services, including those manufactured or provided by manufacturers of non-electric vehicles;

●	Our ability to obtain permits, approval and authorizations from governmental and third parties, and the effect of or changes to U.S. government regulations;

●	Changes in availability and cost of capital;

●	The price and availability of debt and equity financing (including changes in interest rates);

ii

●	Our ability to finance, consummate, integrate and realize the benefits expected from our past or future acquisitions, including related synergies;

●	Uncertainty related to the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for our products and services;

●	Changes in general economic and geopolitical conditions;

●	Inflationary factors, such as increases in labor costs, material costs and overhead costs;

●	Our ability to successfully implement our business plan;

●	Our ability to complete growth projects on time and on budget;

●	Introduction of new technologies or services by competitors in our industry, including using new technologies subject to patent or other intellection property protections;

●	Operating hazards, natural disasters, weather-related delays and other matters beyond our control;

●	Acts of terrorism, war or political or civil unrest in the United States or beyond;

●	Loss or corruption of our information or a cyberattack on our computer systems;

●	Federal, state and local regulations impacting any aspect of our research, production and development activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;

●	The effects of existing and future laws and government regulations (or the interpretation thereof) on us, and on our current or future suppliers; and

●	The effects of any future litigation.

Our forward-looking statements speak only as of the date they were made and, except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements because of new information, future events or other factors. All of our forward-looking information involves risks and uncertainties that could cause actual results to differ materially from the results expected. For important information, including identification of factors that could cause actual results to differ materially from those anticipated in these forward-looking statements, please refer to the “Risk Factors” section as described in the annual report on Form 10-K for the fiscal year ended December 31, 2025 filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on April 7, 2026 and in other filings made by the Company with the SEC from time to time.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDER POWER HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2026 and December 31, 2025
(Expressed in U.S. dollar, except for the number of shares)

	March 31, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$8,666	$10,093
Short-term investments	780	933
Prepaid expenses for forward purchase contract	13,114,964	13,114,964
Other current assets	16,176	28,712
Total Current Assets	13,140,586	13,154,702

Non-current Assets
Right of use assets	14,119	17,865
Total Non-current Assets	14,119	17,865

Total Assets	$13,154,705	$13,172,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Amount due to related parties	$3,879,788	$3,457,834
Other payable and accrued expenses	2,016,940	1,961,155
Lease liabilities, current	12,844	14,877
Underwriter fee payable	2,921,250	2,921,250
Total Current Liabilities	8,830,822	8,355,116

Non-current Liabilities
Lease liabilities, non-current	—	1,703
Total Non-current Liabilities	—	1,703
Total Liabilities	8,830,822	8,356,819

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 70,724,664 and 70,724,664 shares issued as of March 31, 2026 and December 31, 2025, including 20,000,000 escrowed earnout shares subject to contingent release conditions, respectively; 50,724,664 and 50,724,664 shares outstanding as of March 31, 2026 and December 31, 2025, respectively)	5,073	5,073
Additional paid-in capital	43,862,158	43,862,158
Accumulated loss	(39,545,314)	(39,051,663)
Accumulated other comprehensive income	1,966	180
Total Shareholders’ Equity	4,323,883	4,815,748
Total Liabilities and Shareholders’ Equity	$13,154,705	$13,172,567

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the three months ended March 31, 2026 and 2025
(Expressed in U.S. dollar, except for the number of shares and loss per share)

	For three months ended March 31,
	2026	2025
Revenues	$—	$—

Operating expenses
General and administrative expenses	(430,760)	(754,656)
Total operating expenses	(430,760)	(754,656)

Other income (expenses)
Other expenses, net	(135)	(252)
Interest expenses	(62,334)	—
Foreign currency exchange income (expenses)	(422)	5
Total other expenses, net	(62,891)	(247)

Loss before income taxes	(493,651)	(754,903)
Income tax expenses	—	—
Net loss	(493,651)	(754,903)

Other comprehensive income
Foreign currency adjustments	1,786	200
Comprehensive loss	$(491,865)	$(754,703)

Loss per share – basic and diluted	$(0.01)	$(0.02)
Weighted average shares – basic and diluted	50,724,664	50,724,664

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2026 and 2025
(Expressed in U.S. dollar, except for the number of shares)

	Common stock		Additional		Accumulated other	Total
	Number of stock	Amount	paid-in capital	Accumulated loss	comprehensive income	shareholders’ equity
Balance as of December 31, 2024	50,724,664	$5,073	$43,450,667	$(36,932,246)	$133	$6,523,627
Net loss	—	—	—	(754,903)	—	(754,903)
Foreign exchange adjustments	—	—	—	—	200	200
Balance as of March 31, 2025	50,724,664	$5,073	$43,450,667	$(37,687,149)	$333	$5,768,924

Balance as of December 31, 2025	50,724,664	$5,073	$43,862,158	$(39,051,663)	$180	$4,815,748
Net loss	—	—	—	(493,651)	—	(493,651)
Foreign exchange adjustments	—	—	—	—	1,786	1,786
Balance as of March 31, 2026	50,724,664	$5,073	$43,862,158	$(39,545,314)	$1,966	$4,323,883

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2026 and 2025
(Expressed in U.S. dollar)

	For three months ended March 31,
	2026	2025

Net cash used in operating activities	$(353,336)	$(622,874)

Cash flows from investing activities:
Purchase of short-term investments	—	(1,400)
Net cash used in investing activities	—	(1,400)

Cash flows from financing activities:
Borrowings from related parties	350,000	591,470
Net cash provided by financing activities	350,000	591,470

Effect of exchange rates on cash	1,909	—

Net decrease in cash	(1,427)	(32,804)
Cash at beginning of period	10,093	52,616
Cash at end of period	$8,666	$19,812

Supplemental cash flow information
Cash paid for interest expense	$—	$—
Cash paid for income tax	$—	$—

Non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$29,282
Transfer of advance of subscription fees from shareholders to equity	$—	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS DESCRIPTION

History of Thunder Power Holdings Limited (“TP Holdings”)

TP Holdings is a company incorporated under the laws and regulations of the British Virgin Islands with limited liability on September 30, 2015. TP Holdings is a parent-holding company with no operations. Upon the closing business combination closed on June 21, 2024, TP Holdings changed its name to Thunder Power AI Subsidiary, Inc.

TP Holdings has one wholly-owned subsidiary, Thunder Power New Energy Vehicle Development Company Limited (“TP NEV”), which was established in accordance with laws and regulations of British Virgin Islands on October 19, 2016.

TP Holdings also setup two branches, namely Thunder Power AI Subsidiary, Inc. (Hong Kong) (“TPAI-HK”) and Thunder Power Holdings Ltd (“TPAI-TW”) in Hong Kong and Taiwan, respectively. Both branches are not legal entities, but rather they have tax identity in their respective jurisdictions.

TP Holdings together with TP NEV, are engaged in design, development and manufacturing of high-performance electric vehicles. As of March 31, 2026 and December 31, 2025, its operations activities were carried out in Taiwan, and its management team are currently located in Taiwan and USA.

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

On April 9, 2026, the Company issued an aggregate of 31,872,768 shares of its common stock, par value $0.0001 per share (the “Shares”), to six eligible shareholders of the TW Company, in exchange for an aggregate of 26,783,838 ordinary shares of the TW Company, pursuant to the Agreement. The Shares represented approximately 31.07% of the Company’s total issued and outstanding common stock as of the transaction closing date. The Shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), as determined by the Financial Accounting Standards Board (“FASB”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

The most significant estimates with regard to these consolidated financial statements are allowance for credit losses of other receivable, allowance for prepaid expenses for Forward Purchase Contract, classification of prepaid expenses for Forward Purchase Contract, and accrued legal expenses.

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

As of March 31, 2026 and December 31, 2025, the Company’s financial instruments primarily comprised cash, short-term investments, other current assets, amounts due to related parties, other payables, lease liabilities, and underwriter fee payable.

The carrying amounts of cash, other current assets, amounts due to related parties, other payables, and underwriter fee payable approximate fair value due to the short-term maturities of these instruments.

Short-term investments are measured at fair value based on quoted market prices in active markets (Level 1 inputs) and therefore their carrying amounts equal fair value.

The carrying amount of lease liabilities approximates fair value as the related borrowing rates used to measure the liabilities approximate current market borrowing rates available to the Company.

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

In general, for consolidation purposes, assets and liabilities of the Company and its subsidiaries whose functional currency is not US$, are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of the Company and its subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of shareholders’ equity.

Translation of amounts from TWD and HKD into US$ has been made at the following exchange rates for the respective periods:

	March 31, 2026	December 31, 2025
TWD exchange rate for balance sheet items, except for equity accounts	32.05	31.37
HKD exchange rate for balance sheet items, except for equity accounts	7.84	7.78

	For three months ended March 31,
	2026	2025
TWD exchange rate for items in the statements of operations and comprehensive loss, and statements of cash flows	31.63	32.88
HKD exchange rate for items in the statements of operations and comprehensive loss, and statements of cash flows	7.81	7.78

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

On July 2, 2024, the Sellers purchased and the Company issued additional 3,706,461 shares of the Company’s common stock to Meteora pursuant to the Forward Purchase Agreement and Subscription Agreement. The sellers made a prepayment shortfall of $150,000. The Company recorded the proceeds from shortfall prepayments as a reduction against the account of “prepaid expenses for forward purchase contract”. As of March 31, 2026 and December 31, 2025, the Company had outstanding balance of prepaid expenses for forward purchase contract of $13,114,964 and $13,114,964, respectively.

Management assessed the recoverability of the prepaid balance and concluded that no impairment was recorded as of March 31, 2026 and December 31, 2025. The realization of this balance is dependent on future share transactions under the Forward Purchase Agreement and is subject to significant uncertainty, including market conditions and the Company’s listing status. Accordingly, the prepaid balance is not expected to generate near-term cash inflows.

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

The Company may be subject to income taxes in the U.S. and foreign jurisdictions, when applicable. The Company is incorporated in the State of Delaware and is required to pay either income tax or franchise tax, whichever is applicable to the State of Delaware on an annual basis. The Company is also registered as a foreign corporation with the State of New Jersey Department of the Treasury The Company would be subject to New Jersey state tax laws if it had operation in the State of New Jersey.

Under the current and applicable laws of BVI, both TP Holdings and TP NEV are not subject to tax on income or capital gains. As of March 31, 2026 and December 31, 2025, there were no temporary differences and no deferred tax asset or liability recognized. The Company does not believe that there were any uncertain tax positions as of March 31, 2026 and December 31, 2025.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Segment reporting

The Company uses the management approach to determine operating segment. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocation of resources and assessing performance.

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

For the three months ended March 31, 2026 and 2025, the Company has not generated revenues from operating activities.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. The Company adopted ASU 2023-07 for the annual period ended December 31, 2025, retrospectively to all periods presented in the consolidated financial statement. The adoption of this standard did not have a material impact on our results of operations, cash flows or financial condition.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concept Statements” (“ASU 2024-02”). ASU 2024-02 contains amendments to the FASB Accounting Standards Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. The Company adopted ASU 2024-02 for the annual period ended December 31, 2025. The adoption of this standard did not have a material impact to our results of operations, cash flows or financial condition.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recently issued accounting standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This pronouncement introduces new disclosure requirements aimed at enhancing transparency in financial reporting by requiring disaggregation of specific income statement expense captions. Under the new guidance, entities are required to disclose a breakdown of certain expense categories, such as employee compensation; depreciation; amortization, and other material components. The disaggregated information can be presented either on the face of the income statement or in the notes to the financial statements, often using a tabular format. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” which amends ASC 326-20 to provide a practical expedient for all entities which elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset in developing reasonable and supportable forecasts as part of estimating expected credit losses, and an accounting policy election for all entities, other than a public business entity, that elect the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient and, if so, whether it has also applied the accounting policy election. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. Management has assessed the impact of adopting ASU 2025-05 and currently expects the adoption to have a minimal impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

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

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Significant risks and uncertainties

Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of March 31, 2026, the Company held cash of $8,666, among which $7,105 was deposits in bank accounts in Taiwan, $423 deposited in bank accounts in the United States and $1,138 in bank accounts in Hong Kong.

Bank accounts in each bank in Taiwan are insured by the government authority with the maximum limit of TW$3,000,000 (equivalent to approximately $93,600). Each bank account in the United States is insured by Federal Deposit Insurance Corporation (“FDIC”) insurance with the maximum limit of $250,000. Each bank account in Hong Kong is insured by the government authority with the maximum limit of HK$800,000 (equivalent to approximately $102,040). To limit exposure to credit risk relating to deposits, the Company primarily place cash and cash equivalent deposits with large financial institutions in the United States and Hong Kong which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

3. GOING CONCERN

As of March 31, 2026, the Company had cash of approximately $8,666 and has incurred recurring losses from operations since inception. The Company reported a net loss of approximately $0.5 million for the three months ended March 31, 2026 and had an accumulated deficit of approximately $39.5 million as of March 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated interim financial statements are issued.

The Company faces several significant uncertainties that impact its liquidity position and ability to continue operations, including:

●	Operating losses and liquidity constraints – The Company has not generated sufficient revenues to support its operations and has limited cash resources available to meet its obligations as they become due.

●	Prepaid Forward Contract – The Company has recorded a prepaid balance related to a forward purchase agreement as a current asset. The realization of this balance is dependent upon the successful execution of the forward purchase arrangement and remains subject to significant uncertainty, including market conditions, counterparty performance, and the Company’s listing status. The arrangement is not expected to generate near-term cash inflows and may not be readily convertible to cash. Accordingly, this balance does not provide immediate liquidity to support the Company’s operations.

●	Nasdaq delisting – Trading of the Company’s common stock on the Nasdaq Stock Market was suspended on April 21, 2025, and the Company’s securities were subsequently delisted on July 31, 2025. The Company’s securities are currently quoted in the over-the-counter market. The delisting significantly limits the Company’s ability to access public capital markets and creates uncertainty regarding its ability to obtain future financing.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. GOING CONCERN (cont.)

●	Dependence on principal shareholder support – The Company has historically relied on financial support from its principal shareholder and related parties to fund operations. During the three months ended March 31, 2026, the Company received additional related-party financing of approximately $350,000 through promissory notes from the principal shareholder. Although management obtained a written financial support letter from the principal shareholder indicating a present intention to continue providing financial support to the Company for at least twelve months following the issuance date of these unaudited condensed consolidated interim financial statements, such support remains subject to the shareholder’s financial ability to provide funding. In addition, ongoing legal proceedings involving the principal shareholder create uncertainty regarding the availability of future financial support.

Management has undertaken certain actions intended to improve liquidity and support ongoing operations, including seeking additional financing through equity or debt arrangements, obtaining continued support from related parties, implementing cost reduction initiatives, and pursuing strategic transactions and business opportunities. Subsequent to quarter end, on April 9, 2026, the Company issued shares pursuant to the Share Exchange Agreement with Electric Power Technology Limited, as amended. The Company is also pursuing strategic transactions, including a proposed acquisition; however, such transaction remains subject to completion and other uncertainties, and there can be no assurance that such transaction will improve the Company’s liquidity position.

Management evaluated these conditions and events, together with its plans, in accordance with ASC 205-40, Presentation of Financial Statements — Going Concern. While management believes its plans may provide additional liquidity and support operations, management concluded that such plans do not alleviate the substantial doubt regarding the Company’s ability to continue as a going concern within one year after the issuance date of these unaudited condensed consolidated interim financial statements.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing, execute its strategic initiatives, and generate sufficient cash flows from operations. The Company may not be able to realize its assets and discharge its liabilities in the ordinary course of business and may not be able to continue as a going concern within one year after the issuance date of these unaudited condensed consolidated interim financial statements.

The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Payments made on behalf of a third party(a)	$315,000	$315,000
Prepaid expenses	16,176	28,712
Less: Allowance for credit losses	(315,000)	(315,000)
	$16,176	$28,712

(a)	Before entering into a Merger Agreement with FLFV, TP Holdings entered into a letter of intent with Aetherium Acquisition Corp. (“GMFI”) to explore a potential business combination. TP Holdings paid extension loans in an amount of $300,000 and working capital loans in an amount of $15,000 on behalf of GMFI. In March 2024, the letter of intent with GMFI was terminated. For the period ended March 31, 2026, the Company provided full allowance for credit losses against the balance due to liquidation of GMFI.

5. OPERATING LEASE

As of March 31, 2026, TP Holdings had one 24-month office spaces lease agreement in Hong Kong with Thunder Power (Hong Kong) Limited (“TP HK”), a related party of the Company (Note 9). The lease agreement is non-cancellable, expiring in March 2027. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

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

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. OPERATING LEASE (cont.)

The table below presents the operating lease related assets and liabilities recorded on the consolidated balance sheets.

	March 31, 2026	December 31, 2025
Right of use assets	$14,119	$17,865

Operating lease liabilities, current	$12,844	$14,877
Operating lease liabilities, noncurrent	—	1,703
Total operating lease liabilities	$12,844	$16,580

Other information about the Company’s leases is as follows:

	For three months ended March 31,
	2026	2025
Weighted average remaining lease term (years)	0.94	1.94
Weighted average discount rate	5.5%	5.5%
Amortization of right of use assets	$3,629	$5,898

For the three months ended March 31, 2026 and 2025, operating lease expenses were $3,629 and $5,898, respectively, among which $903 and $nil were incurred for short-term lease expenses.

The following is schedule, by years, of maturities of lease liabilities as of March 31, 2026:

March 31, 2026
For the nine months ending December 31, 2026	$11,480
For the year ending December 31, 2027	1,701
Total lease payments	13,181
Less: Imputed interest	(337)
Present value of lease liabilities	$12,844

6. OTHER PAYABLE AND ACCRUED EXPENSES

Other payable and accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Accrued professional expenses incurred for Business Combination (a)	$1,176,358	$1,176,358
Accrued excise tax on repurchases of common stocks (b)	502,251	502,251
Others	338,331	282,546
	$2,016,940	$1,961,155

(a)	As of March 31, 2026 and December 31, 2025, the balance of accrued professional expenses incurred for business combination consisted of expenses payable to a financial advisor, the counselor, public relation service providers and transfer agent.

(b)	On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. In connection with share redemptions that occurred in June 2024, the Company initially recorded an excise tax liability of $913,742 under the Inflation Reduction Act of 2022 (“IRA”). During the year ended December 31, 2025, the Company reassessed the estimated excise tax obligation based on additional share issuances during the period, which reduced the Company’s net excise tax obligation under the IRA. Accordingly, the Company reduced the excise tax liability from $913,742 to $411,491. No additional adjustments were recorded during the three months ended March 31, 2026.

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

As of March 31, 2026 and December 31, 2025, the Company had 70,724,664 and 70,724,664 shares of common stock issued, respectively. Of these shares, 20,000,000 shares were issued and deposited into an escrow account in connection with the Business Combination and are subject to vesting conditions under the earnout arrangement. These escrowed shares are not considered outstanding until the applicable vesting conditions are satisfied. As of March 31, 2026 and December 31, 2025, the Company had 50,724,664 and 50,724,664 shares of common stock outstanding, respectively.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. EQUITY (cont.)

Preferred Stock

The Company has 100,000,000 shares of Preferred Stock authorized with par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, the Company had nil shares of Preferred Stock issued and outstanding.

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

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. EQUITY (cont.)

Other Warrants

Upon closing of the Business Combination on June 21, 2024, the Sponsor had provided a total of $2,636,000 in working capital loans and elected to convert all such working capital loans into 263,600 working capital units, which include 263,600 shares of common stock, par value $0.0001 per share, 263,600 warrants, each of which may be exercised into one share of common stock of the Company, and 263,600 rights, each of which entitles the holder to receive one-tenth of one share of common stock of the Company at the closing of the Business Combination. On March 31, 2026 and December 31, 2025, the Company issued 263,600 warrants to the Sponsor.

As of March 31, 2026 and December 31, 2025, the Company issued outstanding warrants to purchase 10,537,475 and 10,537,475 shares of common stock, respectively.

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

On June 21, 2024, the Company issued 1,027,386 shares of common stock to settle the rights. As of March 31, 2026 and December 31, 2025, the Company did not have outstanding rights.

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

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES (cont.)

Taiwan

TPAI-TW is incorporated in Taiwan and is subject to Taiwan corporate income tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Taiwan tax laws. The applicable tax rate for the first TWD 120,000 of assessable profits is exempt from tax and assessable profits above TWD 120,000 (approximately $3,700) will be subject to the rate of 20% for resident companies in Taiwan.

For the three months ended March 31, 2026 and 2025, the Company did not incur income tax expenses. Below is a reconciliation of the statutory tax rate to the effective tax rate:

	March 31, 2026	December 31, 2025
BVI statutory income tax rate	$0%	$0%
Effect of different income tax rates in other jurisdictions	1%	1.1%
Effect of changes in valuation allowance	(1)%	(1.1)%
Effective tax rate	$0%	$0%

Deferred tax assets and deferred tax liabilities as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31, 2026	December 31, 2025
Net operating losses carryforwards	$37,792	$32,885
Less: valuation allowance	(37,792)	(32,885)
Total deferred tax assets	$—	$—

As of March 31, 2026 and December 31, 2025, the Company had net operating loss carrying forwards of $458,085 and $398,606 respectively from the Company’s Hong Kong subsidiaries, which will be carried forward indefinitely to offset future profits of the Company’s Hong Kong subsidiaries. The Company evaluates its valuation allowance requirements at end of each reporting period by reviewing all available evidence, both positive and negative, and considering whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in income from operations. The future realization of the tax benefit of an existing deductible temporary difference ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under applicable tax law. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. As of March 31, 2026 and December 31, 2025, full valuation allowance was provided against deferred tax assets arising from net operation losses carryforwards as the Company assessed that it was more likely than not that that the net operating losses would not be fully utilized before expiration.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of March 31, 2026 and December 31, 2025, the Company did not have any unrecognized uncertain tax positions, and the Company does not believe that its unrecognized tax benefits will change over the next twelve months. For the three months ended March 31, 2026 and 2025, the Company did not incur any interest and penalties related to potential underpaid income tax expenses.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS AND BALANCES

a. Nature of relationships with related parties:

Relationship with the Company
Thunder Power (Hong Kong) Limited (“TP HK”)	Over which the spouse of Mr. Wellen Sham, the Company’s controlling shareholder, exercises significant influence
Thunder Power Electric Vehicle (Hong Kong) Limited (“TPEV HK”)	Over which the spouse of Mr. Wellen Sham, the Company’s controlling shareholder, exercises significant influence
Mr. Wellen Sham	Controlling shareholder of the Company
Ms. Ling Houng Sham	Spouse of Mr. Wellen Sham
Feutune Light Sponsor LLC (“FLFV Sponsor”)	Shareholder of the Company

b. Related party transactions:

		For three months ended March 31,
	Nature	2026	2025
TP HK	Rental expenses	$3,629	$5,898

For three months ended March 31, 2026, the Company borrowed $350,000 from Mr. Wellen Sham to support the Company’s operations. The borrowing bears an interest rate of 8% and is payable through March 2027.

For three months ended March 31, 2025, the Company borrowed $491,470 from Mr. Wellen Sham to support the Company’s operations. The borrowing bears an interest rate of 8% and was originally payable through March 31, 2026, and was subsequently renewed with repayment of $100,000 due January 13, 2027, $271,440 due February 18, 2027, and $120,030 due March 13, 2027.

For the three months ended March 31, 2025, the Company borrowed $100,000 from Ms. Ling Houng Sham to support the Company’s operations. The borrowing bears an interest rate of 8% and was originally payable through March 31, 2026, and was subsequently renewed with repayment scheduled through March 28, 2027.

c. Balance with related parties:

	Nature	March 31, 2026	December 31, 2025
TP HK(1)	Amount due to the related party	$117,118	$113,498
Mr. Wellen Sham(2)	Amount due to the related party	3,236,002	2,823,585
Ms. Ling Houng Sham (2)	Amount due to the related party	336,668	330,751
FLFV Sponsor(3)	Amount due to the related party	190,000	190,000
		$3,879,788	$3,457,834

(1)	The balance due to TP HK represented the payments made by TP HK on behalf of TP Holdings regarding the office rental fee and employee salary expenses. The balance is interest free and is repayable on demand.

(2)

The balance due to Mr. Wellen Sham represented the promissory notes of $560,000 for extension of FLFV, promissory notes of $2,365,824 for the daily operation of the Company, other payable of $34,000 for payment of operating expenses on behalf of the Company and interest payable of $276,178. The balance due to Ms. Ling Houng Sham represented promissory notes of $300,000 for extension of FLFV and interest payable of $36,668.

The promissory notes issued to Mr. Wellen Sham matured through March 2027 with interest rates ranging between 8% and 10%. The promissory notes issued to Ms. Ling Houng Sham matured through March 2027 with interest rate of 8%.

(3)	In May and June 2024, FLFV issued three promissory notes to the FLFV Sponsor in exchange for an aggregated loan of $190,000 from the FLFV Sponsor, among which $50,000 was payable on closing of the Business Combination, and $140,000 was payable on July 21, 2024. As of the date of this Quarterly Report, the Company has not settled the promissory notes with FLFV Sponsor.

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

For the three months ended March 31, 2026 and 2025, the transaction activities of share options were as below:

	Number of options	Weighted average exercise price per option
Outstanding as of December 31, 2024	377,500	$1.02
Forfeited	(212,500)	$1.03
Outstanding as of March 31, 2025	185,000	$1.00

Outstanding as of December 31, 2025	180,000	$1.00
Forfeited	(180,000)	$1.00
Outstanding as of March 31, 2026	—	$0.00

The following table summarizes information with respect to outstanding share options to employees as of March 31, 2026.

	Number of options	Weighted average remaining contractual term (years)
Outstanding as of March 31, 2026	—	$0.00

For the three months ended March 31, 2026 and 2025, the Company did not charge share-based compensation expenses.

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

The Earnout Shares are subject to specified revenue targets through December 31, 2026 and are excluded from outstanding shares until applicable conditions are satisfied.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENT AND CONTINGENCIES

The Company’s principal shareholder was involved in 11 legal proceedings that went to first trial, among which six cases were ended in acquittals, and five cases were in process of second trial. Currently, the outcome of the five cases cannot be reasonably estimated.

Brown Neri, Smith & Khan LLP (‘BNSK”) was engaged to represent the Company as a defendant in a lawsuit that was filed by plaintiff Sam Yu (“Yu”) on or about June 11, 2025 (the “Lawsuit”). The Lawsuit pertains to allegations by Yu against the Company and other individual defendants pertaining to a Special Purchase Acquisition Company and various Securities Purchase Agreements and related claims of fraud, breach of contract and negligence. The matter remains pending and is in the discovery phase, with the Company’s Demurrer and Motion to Strike set for hearing in August 2026. As of the reporting date, there have been no material developments or changes in the status of the Lawsuit. It is too early to make a precise determination regarding potential damage. It is premature to assess the likelihood of an outcome, but BNSK intends to aggressively defend the matter, while continually assessing the possibility and favorability of informal resolution.

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of income or liquidity.

13. SUBSEQUENT EVENT

The Company evaluated all subsequent events and transactions that occurred after the balance sheet date through the date these unaudited condensed consolidated financial statements were available to be issued. Except as disclosed below, there were no material subsequent events that required recognition or disclosure in the unaudited condensed consolidated financial statements.

Share Exchange Transaction with Electric Power Technology Limited

On April 9, 2026, the Company issued an aggregate of 31,872,768 shares of its common stock, par value $0.0001 per share (the “Shares”), to six eligible shareholders of Electric Power Technology Limited, a Taiwan corporation (“TW Company”), in exchange for an aggregate of 26,783,838 ordinary shares of Electric Power Technology, pursuant to the Share Exchange Agreement, dated December 19, 2024, as amended. The Shares represented approximately 31.07% of the Company’s total issued and outstanding common stock as of the transaction closing date. The Shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Shares were issued as restricted securities for the purpose of the Securities Act and bear restrictive legends to that effect.

The Company is currently evaluating the accounting treatment for this transaction, including the determination of the appropriate accounting guidance to be applied under U.S. GAAP and the related financial reporting implications. Accordingly, the accounting for this transaction has not been finalized as of the date these financial statements were issued. The Company will finalize the accounting assessment upon completion of its evaluation of the transaction structure, rights obtained, and other relevant facts and circumstances.

Approval of Re-Domiciliation from Delaware to Nevada

On May 8, 2026, the board of directors of the Company approved the re-domiciliation of the Company from the State of Delaware to the State of Nevada pursuant to Section 266 of the Delaware General Corporation Law and Sections 92A.195 and 92A.205 of the Nevada Revised Statutes, together with the related Plan of Conversion and new Nevada articles of incorporation and bylaws.

Pursuant to the re-domiciliation, each issued and outstanding share of the Company’s common stock will convert on a one-for-one basis into common stock of the Nevada corporation; outstanding warrants, options, equity awards and equity incentive plans will be assumed and adjusted on a one-for-one basis; and the directors and executive officers of the Company will remain unchanged.

The re-domiciliation has been consented by a majority of shareholders with a notice of such consent filed with the SEC through an Information Statement on Schedule 14C on May 18, 2026 and will become effective upon the filing of requisite conversion documents with the Delaware and Nevada Secretaries of States. The re-domiciliation is intended to qualify as a tax-free reorganization under Section 368(a)(1)(F) of the Internal Revenue Code of 1986, as amended.

Promissory Notes

On April 28, 2026 and May 19, 2026, the Company obtained loans of $47,000 and $125,000, respectively, from Mr. Wellen Sham via the promissory notes to support its operational activities. The borrowings bear interest at a rate of 8% per annum and are payable through April 27, 2027 and May 18, 2027, respectively.

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

Recent Developments

 On December 19, 2024, the Company entered into a Share Exchange Agreement (the “Agreement”) with certain shareholders (the “TW Company Shareholders”) of Electric Power Technology Limited, a Taiwan corporation (“TW Company”). On January 27, 2025, the Company and TW Shareholders have executed an amendment to the Agreement and certain subsequent amendments (the “Amendments”, and together with the Agreement, the “Amended Agreements”). Pursuant to the terms of the Amended Agreement, a portion of the TW Company Shareholders are expected to exchange a total of 26,783,838 ordinary shares in TW Company for an aggregate of 31,832,768 shares of newly issued Common Stock of the Company in weeks, with the remaining total of 1,715,000 shares of the TW Company to be transferred to the Company for 2,038,621 shares in a few months (the proposed transaction, the “Transaction”). On June 26, 2025, the Company held its 2025 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the shareholders voted to approve, among others, the Transaction.

On April 9, 2026, the Company issued an aggregate of 31,872,768 shares of its common stock, par value $0.0001 per share (the “Shares”), to six eligible shareholders of the TW Company, in exchange for an aggregate of 26,783,838 ordinary shares of the TW Company, pursuant to the Agreement. The Shares represented approximately 31.07% of the Company’s total issued and outstanding common stock as of the transaction closing date. The Shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

The Company is currently evaluating the accounting treatment for this transaction, including the determination of the appropriate accounting guidance to be applied under U.S. GAAP and the related financial reporting implications.

Accordingly, the accounting for this transaction has not been finalized as of the date these financial statements were issued.

The Company will finalize the accounting assessment upon completion of its evaluation of the transaction structure, rights obtained, and other relevant facts and circumstances.

Key Factors Affecting Our Results of Operations

We believe that our performance and future success will depend on several Company specific factors, including those key factors discussed below and other factors in the section under the heading “Risk Factors” of the annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2026.

Our ability to evaluate our business and future prospects

We are an early-stage company with an early stage/limited operating history, operating in a rapidly evolving and highly regulated market. Furthermore, we have not released any commercially available vehicles, and we have no experience manufacturing or selling a commercial product on a scale. Because we have not generated revenue from the sale of EVs, and because of the capital-intensive nature of our business, we expect to continue to incur substantial operating losses for the foreseeable future.

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

Key Components of Results of Operations

The following section presents the key components of our results of operations by the nature of corresponding operating activities for the periods indicated. You should read this financial information in conjunction with those presented elsewhere in this report including our unaudited condensed consolidated financial statements and notes to our financial statements.

Revenues and Cost of revenues

We have not generated revenue from the sale of EVs. No cost of revenues incurred during the period. Our primary source of expected near-term revenue is derived from income generated by solar plants through our subsidiary, Electric Power Technology Limited. Furthermore, we anticipate additional revenue streams through the acquisition of other income-generating companies, which we may pursue as part of our ongoing business strategy.

General and administrative expenses

General and administrative expenses primarily consist of personnel salary and welfare expenses and professional and consulting expenses. Over the next several years, we anticipate an increase in our general and administrative expenses related to professional and consulting expenses associated with uplisting to NASDAQ and acquisition of other income-generating companies.

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

Our operating subsidiary Thunder Power New Electric Vehicles (TPNEV) are under the current and applicable laws of BVI and are not subject to tax on income or capital gains.

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

TPAI-TW is incorporated in Taiwan and is subject to Taiwan corporate income tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Taiwan tax laws. The applicable tax rate for the first TWD120,000 of assessable profits is exempt from tax and assessable profits above TWD120,000 (approximately $3,700) will be subject to the rate of 20% for resident companies in Taiwan.

For the three months ended March 31, 2026 and 2025

The following table sets forth a summary of our results of operations for the three months ended March 31, 2026 and 2025. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	For three months ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Revenues	$—	$—

Operating expenses
General and administrative expenses	(430,760)	(754,656)
Total operating expenses	(430,760)	(754,656)

Other income (expenses)
Other expenses, net	(135)	(252)
Interest expenses	(62,334)	—
Foreign currency exchange income (expenses)	(422)	5
Total other expenses, net	(62,891)	(247)

Loss before income taxes	(493,651)	(754,903)
Income tax expenses	—	—
Net loss	$(493,651)	$(754,903)

General and administrative expenses. For the three months ended March 31, 2026 and 2025, our general and administrative expenses were approximately $0.4 million and $0.8 million, respectively. The decrease in general and administrative expenses was primarily due to a decrease of approximately $0.3 million in professional and consulting expenses. As the company has not commenced to generate revenue, the management has implemented cost-control measures to reduce operating expenses.

Net loss. As a result of the foregoing, we incurred a net loss of approximately $0.5 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

To date, we have financed our operating activities primarily through cash raised in loans from related parties (see “Note 10 – Related Party Transactions and Balances”), and equity financing including private placements.

As of March 31, 2026, the Company had cash of $8,666 and has incurred recurring losses from operations since inception. The Company reported a net loss of approximately $0.5 million for the period ended March 31, 2026 and has an accumulated deficit of approximately $39.5 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company faces several significant uncertainties, including:

●	Operating losses and liquidity constraints – The Company has not generated sufficient revenues to support its operations and has limited cash resources to meet its obligations.

●	Prepaid Forward Contract – The Company has recorded a prepaid balance related to a forward purchase agreement as a current asset. The realization of this balance is dependent on the counterparty’s sales of the Company’s shares and is subject to significant uncertainty, including market conditions and the Company’s listing status. The arrangement is not expected to generate near-term cash inflows and may not be readily realizable in cash. Accordingly, this balance does not provide immediate liquidity to support the Company’s operations.

●	Nasdaq delisting – The Company’s common stock was suspended from trading on the Nasdaq Stock Market on April 21, 2025 and subsequently delisted in July 2025. The Company’s securities are currently quoted on the over-the-counter market. This significantly limits the Company’s ability to access public capital markets and raises substantial uncertainty regarding its ability to obtain financing.

●	Dependence on principal shareholder – The Company has historically relied on financial support from its principal shareholder. Due to ongoing legal proceedings involving the shareholder, there is significant uncertainty regarding the shareholder’s ability and willingness to continue providing financial support.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	For three months ended March 31,
	2026	2025
Net cash used in operating activities	$(353,336)	$(622,874)
Net cash used in investing activities	—	(1,400)
Net cash provided by financing activities	350,000	591,470
Effect of exchange rates on cash	1,909	—
Net decrease in cash	(1,427)	(32,804)
Cash at beginning of period	10,093	52,616
Cash at end of period	$8,666	$19,812

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was approximately $0.4 million, primarily attributable to net loss of approximately $0.5 million, adjusted for an increase of approximately $0.1 million due to related parties.

Net cash used in operating activities for the three months ended March 31, 2025 was approximately $0.6 million, primarily attributable to net loss of approximately $0.8 million, adjusted for an increase of approximately $0.2 million in due to related parties.

Investing activities

For the three months ended March 31, 2026, we did not report cash provided by or used in investing activities.

For the three months ended March 31, 2025, we reported cash used in investing activities of $1,400, which was used in purchase of short-term investments.

Financing Activities

For the three months ended March 31, 2026, we reported cash provided by financing activities of approximately $0.4 million, which was primarily provided by borrowings of approximately $0.4 million from our controlling shareholder.

For the three months ended March 31, 2025, we reported cash provided by financing activities of approximately $0.6 million, which were primarily provided by borrowings of approximately $0.6 million from our controlling shareholder and his immediate family member, Ms. Ling Houng Sham.

Commitment and Contingencies

On June 21, 2024, the Company entered into an escrow agreement (the “Escrow Agreement”) with Mr. Wellen Sham, Yuanmei Ma, and Continental Stock Transfer & Trust Company (“CST”), pursuant to which, among other things, (1) CST will act as the escrow agent under the Escrow Agreement; (2) at the closing of the Business Combination, the Company deposited with CST 20,000,000 shares of common stock as Earnout Shares, to be held by CST in a segregated escrow account (“Earnout Escrow Account”); and (3) if any portion of the Earnout Shares becomes eligible for release in accordance with the terms of the Escrow Agreement, CST will release the applicable portion of the Earnout Shares from the Earnout Escrow Account in accordance with the terms of the Escrow Agreement and disburse to each eligible recipient the applicable portion of Earnout Shares therefrom.

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

The Earnout Shares were issued in connection with the Business Combination and are classified as equity instruments. The Earnout Shares were measured at their grant-date fair value on June 21, 2024 and recorded within additional paid-in capital. Because the Earnout Shares are classified as equity instruments, they are not subsequently remeasured. For the years ended December 31, 2025 and 2024, the revenue performance conditions required for vesting were not achieved. Accordingly, no Earnout Shares were released from escrow as of March 31, 2026 and December 31, 2025.

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

Research and Development

We have incurred minimal research and development expenses for the three months ended March 31, 2025 and March 31, 2026. The researched and development expenses were recorded in “general and administrative expenses” in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

For the period ended March 31, 2026, we assessed the payment intention and payment ability of GMFI and provided full allowance for credit losses against the balance due to liquidation of GMFI.

(ii)	Allowance for prepaid expenses for Forward Purchase Contract

As of March 31, 2026, we assessed the recoverability of prepaid expenses for forward purchase contract which will be realized as the counterparty sells our shares.

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

Given that recovery of the prepaid amount is dependent on future share sales and market prices, there is inherent uncertainty in the timing and amount of recovery. As of March 31, 2026, we did not provide allowance against prepaid expenses for Forward Purchase Contract.

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

As of March 31, 2026, we recorded an accrual of $250,000 related to legal services provided by Brown Rudnick. The original invoices totaled approximately $659,910, which management disputed due to delayed filings and incomplete services. No settlement agreement had been finalized as of the reporting date.

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

Our management evaluated, with the participation of our Chief Executive Officer (the principal executive officer) and our Chief Financial Officer (the principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, as of March 31, 2026, we identified the material weakness that we are lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP technical accounting issues and prepare and review financial statements and related disclosures in accordance with U.S. GAAP and reporting requirements set forth by the SEC. Our management is currently in the process of evaluating the steps necessary to remediate the ineffectiveness, such as (i) hiring a consulting firm with U.S. GAAP experience to strengthen our financial reporting function; (ii) establishing an ongoing program to provide sufficient and appropriate training for financial reporting and accounting personnel, especially training related to U.S. GAAP and SEC reporting requirement.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings related to the Company, or its officers, and directors, please see Item 3 of the Company’s Annual Report on Form 10-K, filed with SEC on April 7, 2026.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. In addition to other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on April 7, 2026, which could materially affect our business, financial condition, or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Form of Third Amended and Restated Certificate of Incorporation of Thunder Power Holdings, Inc. (incorporated by reference to Annex C to the Company's Proxy Statement/Prospectus filed with the SEC pursuant to Rule 424(b)(3) (File No. 333-275933) on May 17, 2024).
3.2	Form of Amended and Restated Bylaws of Thunder Power Holdings, Inc. (incorporated by reference to Annex E to the Company's Proxy Statement/Prospectus filed with the SEC pursuant to Rule 424(b)(3) (File No. 333-275933) on May 17, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2026	THUNDER POWER HOLDINGS, INC.

/s/ Pok Man Ho
	Name:	Pok Man Ho
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)