Form 10-K/A
period 2025-12-31
Thunder Power Holdings, Inc.
filed 2026-09-21
CIK 1912582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-39727

Thunder Power Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-4620515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 5, 21/F., Westley Square, 48 Hoi Yuen Road
Kwun Tong, Kowloon, Hong Kong, N/A (Address of principal executive offices)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Thunder Power Holdings, Inc., a Nevada corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2026 (the “Original Form 10-K”), to amend (i) the Report of Independent Registered Public Accounting Firm included in Item 8, page F-2; (ii) include that internal control over financial reporting was not effective as of December 31, 2025 in the management’s annual report on internal control over financial reporting included in item 9A. Controls and Procedures, acknowledging the SEC as indicated in the SEC comment letter dated August 11, 2026 and (iii) amend the risk factor included in Item 1A related to the management’s annual report on internal control over financial reporting.

Except as described above, no other amendments are being made to the Original Form 10-K. This Amendment No.1 does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

The Company has attached to this Amendment No. 1 updated certifications executed as of the date of this Amendment No. 1 by the Principal Executive Officer and the Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

Item 1A. Risk Factor

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

Thunder Power’s management has limited experience in operating a public company and have identified a material weakness in Thunder Power’s internal control over financial reporting.

Thunder Power’s management has limited experience in the management of a publicly traded company We have identified a material weakness in our internal control over financial reporting. If we are unable to maintain effective internal controls, the accuracy and timeliness of our financial reporting may be adversely affected, which could cause the market price of our Common Stock to decline, lessen investor confidence and harm our business. Thunder Power’s management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under U.S. federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the post-combination company. Thunder Power may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the U.S. Any fault in Thunder Power’s finance and accounting systems could impact its ability or prevent it from timely reporting its operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The development and implementation of the standards and controls necessary for Thunder Power to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that Thunder Power will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods.

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

Item 8. Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this Item 8 are incorporated by reference to information beginning on Page F-1 of this Form 10-K/A.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (the principal executive officer) and our Chief Financial Officer (the principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, as of December 31, 2025, we identified the material weakness that we are lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP technical accounting issues and prepare and review financial statements and related disclosures in accordance with U.S. GAAP and reporting requirements set forth by the SEC. A material weakness is a deficiency, or a combination of deficiencies, in the internal control over our financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over our financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. See “— Risks Factors “Thunder Power’s management has limited experience in operating a public company and have identified a material weakness in Thunder Power’s internal control over financial reporting.” Our management is currently in the process of evaluating the steps necessary to remediate the ineffectiveness, such as: (i) hiring a consulting firm with U.S. GAAP experience to strengthen our financial reporting function; and (ii) establishing an ongoing program to provide sufficient and appropriate training for financial reporting and accounting personnel, especially training related to U.S. GAAP and SEC reporting requirements. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time, and management has concluded, through testing, that the related controls are operating effectively.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Internal control over financial reporting includes: (i) maintaining records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (ii) providing reasonable assurance that transactions are recorded as necessary for the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; (iii) providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with authorizations of management and our board of directors; and (iv) providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on the consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

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

FLFV, our predecessor company prior to the consummation of the Merger, was a non-operating public, and the internal controls of the legal acquirer no longer exist as of the assessment date. We are not able to conduct an assessment of Thunder Power, a private operating company prior to the Merger, and we are not able to account FLFV’s internal control over financial reporting in the period between the consummation date of the Merger and the assessment date.

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

(b)

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Schema

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase

101 DEF*	XBRL Taxonomy Extension Definition Linkbase

101 LAB*	XBRL Taxonomy Extension Label Linkbase

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 21, 2026	Thunder Power Holdings, Inc.

	By:	/s/ Cristopher Nicoll
	Name:	Christopher Nicoll
	Title:	Chief Executive Officer
(principal executive officer)

THUNDER POWER HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders and the Board of Directors of Thunder Power Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Thunder Power Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024 and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flow for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2025 and 2024, and the results of its income and comprehensive income and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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