Form 10-Q
period 2026-06-30
Thunder Power Holdings, Inc.
filed 2026-10-13
CIK 1912582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of June 30, 2026, there were 102,597,432 shares of the registrant’s common stock, par value $0.0001 per share, issued including 82,597,432 shares of common stock that are issued and outstanding and 20,000,000 earnout shares that are issued but not outstanding, to vest upon the achievement of certain performance milestones. The Company has 100,000,000 shares of referred stock authorized with par value of $0.0001 per share. As of June 30, 2026, the Company had nil shares of preferred stock issued and outstanding.

Thunder Power Holdings, Inc.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals, as well as our expectations with respect to:

●	Our business strategy and future growth prospects;

●	Our industry;

●	Our future profitability, cash flows and liquidity;

●	Our financial strategy, budget, projections and operating results;

●	Our material weakness in internal control over financial reporting;

●	The amount, nature and timing of our capital expenditures and the impact of such expenditures on our performance;

●	The availability and terms of capital;

●	Our research, development and production activities;

●	The market for our future products and services;

●	Competition and government regulations;

●	General economic conditions.

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

The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report, or such other date as specified herein. We disclaim any obligation to update these statements unless required by law, and we caution you not to place undue reliance on them. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	Competitive conditions in our industry;

●	A decline in demand for electronic vehicles;

●	The price and availability of competitor’s products and services, including those manufactured or provided by manufacturers of non-electric vehicles;

●	Our ability to obtain permits, approval and authorizations from governmental and third parties, and the effect of or changes to U.S. government regulations;

ii

●	Changes in availability and cost of capital;

●	The price and availability of debt and equity financing (including changes in interest rates);

●	Our ability to finance, consummate, integrate and realize the benefits expected from our past or future acquisitions, including related synergies;

●	Uncertainty related to the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for our products and services;

●	Changes in general economic and geopolitical conditions;

●	Inflationary factors, such as increases in labor costs, material costs and overhead costs;

●	Our ability to successfully implement our business plan;

●	Our ability to complete growth projects on time and on budget;

●	Introduction of new technologies or services by competitors in our industry, including using new technologies subject to patent or other intellection property protections;

●	Operating hazards, natural disasters, weather-related delays and other matters beyond our control;

●	Acts of terrorism, war or political or civil unrest in the United States or beyond;

●	Loss or corruption of our information or a cyberattack on our computer systems;

●	Federal, state and local regulations impacting any aspect of our research, production and development activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;

●	The effects of existing and future laws and government regulations (or the interpretation thereof) on us, and on our current or future suppliers; and

●	The effects of any pending and future litigation.

Our forward-looking statements speak only as of the date they were made and, except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements because of new information, future events or other factors. All of our forward-looking information involves risks and uncertainties that could cause actual results to differ materially from the results expected. For important information, including identification of factors that could cause actual results to differ materially from those anticipated in these forward-looking statements, please refer to the “Risk Factors” section as described in the annual report on Form 10-K for the fiscal year ended December 31, 2025, as amended, filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on April 7, 2026 and in other filings made by the Company with the SEC from time to time.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDER POWER HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2026 and December 31, 2025
(Expressed in U.S. dollars, except for the number of shares)

	June 30, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$11,649	$10,093
Short-term investments	1,052	933
Prepaid expenses for forward purchase contract	13,114,964	13,114,964
Other current assets	19,680	28,712
Total Current Assets	13,147,345	13,154,702

Non-current Assets
Investment in an equity investee	5,657,738	—
Right of use assets	10,450	17,865
Total Non-current Assets	5,668,188	17,865

Total Assets	$18,815,533	$13,172,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Amount due to related parties	$3,558,601	$3,457,834
Other payable and accrued expenses	2,121,273	1,961,155
Lease liabilities, current	9,175	14,877
Underwriter fee payable	2,921,250	2,921,250
Total Current Liabilities	8,610,299	8,355,116

Non-current Liabilities
Amount due to related parties, non-current	574,773	—
Lease liabilities, non-current	—	1,703
Total Non-current Liabilities	574,773	1,703
Total Liabilities	9,185,072	8,356,819

Commitments and Contingencies (Note 14)

Shareholders’ Equity
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 102,597,432 and 70,724,664 shares issued as of June 30, 2026 and December 31, 2025, including 20,000,000 escrowed earnout shares subject to contingent release conditions, respectively; 82,597,432 and 50,724,664 shares outstanding as of June 30, 2026 and December 31, 2025, respectively)	8,260	5,073
Treasury stock	(635,811)	—
Additional paid-in capital	50,233,524	43,862,158
Accumulated loss	(39,976,738)	(39,051,663)
Accumulated other comprehensive income	1,226	180
Total Shareholders’ Equity	9,630,461	4,815,748
Total Liabilities and Shareholders’ Equity	$18,815,533	$13,172,567

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the three and six months ended June 30, 2026 and 2025
(Expressed in U.S. dollar, except for the number of shares and loss per share)

	For three months ended June 30,		For six months ended June 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—

Operating expenses
General and administrative expenses	(280,920)	(454,805)	(711,680)	(1,172,821)
Total operating expenses	(280,920)	(454,805)	(711,680)	(1,172,821)

Other income (expenses)
Share of equity loss	(81,004)	—	(81,004)	—
Interest (expenses) income, net	(69,894)	(48,248)	(132,228)	(84,888)
Other income (expenses), net	125	(450)	(297)	(702)
Foreign currency exchange income (loss)	269	—	134	5
Total other (expenses) income, net	(150,504)	(48,698)	(213,395)	(85,585)

Loss before income taxes	(431,424)	(503,503)	(925,075)	(1,258,406)
Income tax expenses	—	—	—	—
Net loss	(431,424)	(503,503)	(925,075)	(1,258,406)

Other comprehensive (loss) income
Foreign currency adjustments	(740)	(3,428)	1,046	(3,228)
Comprehensive loss	$(432,164)	$(506,931)	$(924,029)	$(1,261,634)

Loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Weighted average shares – basic and diluted	79,445,180	50,724,664	65,164,261	50,724,664

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three and six months ended June 30, 2026 and 2025
(Expressed in U.S. dollar, except for the number of shares)

	Common stock			Additional		Accumulated other	Total
	Number of stock	Amount	Treasury stock	paid-in capital	Accumulated loss	comprehensive income (loss)	shareholders’ equity
Balance as of December 31, 2024	50,724,664	$5,073	$—	$43,450,667	$(36,932,246)	$133	$6,523,627
Net loss	—	—	—	—	(754,903)	—	(754,903)
Foreign exchange adjustments	—	—	—	—	—	200	200
Balance as of March 31, 2025	50,724,664	$5,073	$—	$43,450,667	$(37,687,149)	$333	$5,768,924
Net loss	—	—	—	—	(503,503)	—	(503,503)
Foreign exchange adjustments	—	—	—	—	—	(3,428)	(3,428)
Balance as of June 30, 2025	50,724,664	$5,073	$—	$43,450,667	$(38,190,652)	$(3,095)	$5,261,993

Balance as of December 31, 2025	50,724,664	$5,073	$—	$43,862,158	$(39,051,663)	$180	$4,815,748
Net loss	—	—	—	—	(493,651)	—	(493,651)
Foreign exchange adjustments	—	—	—	—	—	1,786	1,786
Balance as of March 31, 2026	50,724,664	$5,073	$—	$43,862,158	$(39,545,314)	$1,966	$4,323,883
Issuance of common stocks for investment in an equity-method investee	31,872,768	3,187	(635,811)	6,371,366	—	—	5,738,742
Net loss	—	—	—	—	(431,424)	—	(431,424)
Foreign exchange adjustments	—	—	—	—	—	(740)	(740)
Balance as of June 30, 2026	82,597,432	$8,260	$(635,811)	$50,233,524	$(39,976,738)	$1,226	$9,630,461

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2026 and 2025
(Expressed in U.S. dollar)

	For six months ended June 30,
	2026	2025

Net cash used in operating activities	$(521,475)	$(1,005,688)

Cash flows from investing activities:
Purchase of short-term investments	—	(1,400)
Net cash used in investing activities	—	(1,400)

Cash flows from financing activities:
Borrowings from related parties	522,000	1,051,642
Net cash provided by financing activities	522,000	1,051,642

Effect of exchange rates on cash	1,031	284

Net increase in cash	1,556	44,838
Cash at beginning of period	10,093	52,616
Cash at end of period	$11,649	$97,454

Non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$29,282
Issuance of common stocks for investment in an equity-method investee	$6,374,553	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS DESCRIPTION

History of Thunder Power Holdings Limited (“TP Holdings”)

TP Holdings is a company incorporated under the laws and regulations of the British Virgin Islands (“BVI”) with limited liability on September 30, 2015. TP Holdings is a parent-holding company with no operations. On June 21, 2024, TP Holdings merged with and into Feutune Light Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Feutune Light Acquisition Corporation (“FLFV”), with Feutune Light Merger Sub, Inc. surviving the merger as a wholly owned subsidiary of FLFV. In connection with the merger, the surviving corporation changed its name to Thunder Power AI Subsidiary, Inc. (“TPAI”). At the same time, FLFV changed its name to Thunder Power Holdings, Inc. (the “Company”).

TPAI has one wholly-owned subsidiary, Thunder Power New Energy Vehicle Development Company Limited (“TP NEV”), which was established in accordance with laws and regulations of British Virgin Islands on October 19, 2016.

TPAI also setup two branches, namely Thunder Power AI Subsidiary, Inc. (Hong Kong) (“TPAI-HK”) and Thunder Power Holdings Ltd (“TPAI-TW”) in Hong Kong and Taiwan, respectively. Both branches are not legal entities, but rather they have tax identity in their respective jurisdictions.

TPAI together with TP NEV, are engaged in design, development and manufacturing of high-performance electric vehicles. As of June 30, 2026 and December 31, 2025, its operations activities were carried out in Taiwan, and its management team is currently split between Taiwan and USA.

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

Upon closing of the Business Combination, the Company acquired all of the issued and outstanding securities of TP Holdings in exchange for (i) 40,000,000 shares of common stock, par value $0.0001 per share, and (ii) earnout payments consisting of up to an additional 20,000,000 shares of common stock (the “Earnout Shares”) if the Company meets certain revenue performance targets through December 31, 2026 (see “Note 13 – Contingent Consideration”).

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

Entry into share exchange agreement

On December 19, 2024, the Company entered into a Share Exchange Agreement with certain shareholders (the “TW Company Shareholders”) of Electric Power Technology Limited, a Taiwan corporation (“EPT”). On January 27, 2025, the Company and the TW Company Shareholders agreed to execute an amendment to the Share Exchange Agreement, amending, among other things, the share exchange ratio as 119 shares of the Company’s common stock for every 100 ordinary shares of EPT. On April 9, 2026, some of the TW Company Shareholders exchanged a total of 26,783,838 ordinary shares in EPT for an aggregate of 31,872,768 shares of newly issued common stock of the Company. As of June 30, 2026, an aggregate of 1,715,000 shares of EPT remained to be transferred to the Company in exchange for 2,040,850 shares of the Company. The Company expected to close the transfer in a few months. On June 26, 2025, the Company held its 2025 Annual Meeting of Stockholders. At the meeting, the shareholders voted to approve, among others, the share exchanges.

On April 9, 2026, the Company issued an aggregate of 31,872,768 shares of its common stock, par value $0.0001 per share (the “Shares”), to six eligible shareholders of EPT, in exchange for an aggregate of 26,783,838 ordinary shares of EPT. The Shares represented approximately 31.07% of the Company’s total issued and outstanding common stock as of the transaction closing date. The Shares were issued in a transaction exempt from the registration requirements of the Securities Act.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS DESCRIPTION (cont.)

Re-Domiciliation from Delaware to Nevada

On May 8, 2026, our board of directors approved the re-domiciliation of the Company from the State of Delaware to the State of Nevada pursuant to Section 266 of the Delaware General Corporation Law and Sections 92A.195 and 92A.205 of the Nevada Revised Statutes, together with the related Plan of Conversion and new Nevada articles of incorporation and bylaws.

Pursuant to the re-domiciliation, each issued and outstanding share of the Company’s common stock converts on a one-for-one basis into common stock of the Nevada corporation; outstanding warrants, options, equity awards and equity incentive plans are assumed and adjusted on a one-for-one basis; and the directors and executive officers of the Company remain unchanged.

On June 22, 2026, the Company filed a certificate of conversion with the Secretary of State of the State of Delaware. On June 23, 2026, the Company filed the articles of conversion with the Secretary of State of the State of Nevada, pursuant to which the reincorporation of the Company from the State of Delaware to the State of Nevada became effective on June 23, 2026. On June 23, 2026, the Company’s state of incorporation changed from the State of Delaware to the State of Nevada; and the affairs of the Company ceased to be governed by the laws of the State of Delaware and the Company’s existing amended and restated certificate of incorporation and amended and restated bylaws, and instead became governed by the laws of the State of Nevada and the articles of incorporation filed with the Secretary of State of the State of Nevada (the “Nevada Charter”) and the bylaws approved by the Company’s board of directors (the “Nevada Bylaws”).

The Re-domiciliation did not result in any change in the business, jobs, management, properties, location of any of the Company’s offices or facilities, number of employees, obligations, assets, liabilities, or net worth (other than as a result of the costs related to the Re-domiciliation). The Re-domiciliation did not materially affect any of the Company’s material contracts with any third parties, and the Company’s rights and obligations under those material contractual arrangements continue to be the rights and obligations of the Company after the Re-domiciliation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The condensed consolidated financial information as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 has been prepared pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim financial information should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal years ended December 31, 2025 and 2024, included in the Company’s Annual Report on Form 10-K filed on April 7, 2026.

In the opinion of the management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024.

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

The most significant estimates affecting these condensed consolidated financial statements relate to the allowance for credit losses on other receivables, the allowance for prepaid expenses under the Forward Purchase Contract, the classification of prepaid expenses under the Forward Purchase Contract, the impairment of the equity-method investment, and accrued legal expenses included in “other payables and accrued expenses” (Note 7).

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

As of June 30, 2026 and December 31, 2025, the Company’s financial instruments primarily comprised cash, short-term investments, other current assets, amounts due to related parties, other payables, lease liabilities, and underwriter fee payable. The carrying amounts of cash, other current assets, amounts due to related parties, other payables, and underwriter fee payable approximate fair value due to the short-term maturities of these instruments.

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

Translation of amounts from TWD and HKD into US$ has been made at the following exchange rates for the respective periods:

	June 30, 2026	December 31, 2025
TWD exchange rate for balance sheet items, except for equity accounts	31.85	31.37
HKD exchange rate for balance sheet items, except for equity accounts	7.84	7.78

	For six months ended June 30,
	2026	2025
TWD exchange rate for items in the statements of operations and comprehensive loss, and statements of cash flows	31.62	31.89
HKD exchange rate for items in the statements of operations and comprehensive loss, and statements of cash flows	7.82	7.79

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

The Seller will purchase “Additional Shares” from the Counterparty at any date prior to the Valuation Date at the Initial Price, with such number of Shares to be specified in a Pricing Date Notice as Shares subject to 9.9% ownership limitations which may be waived by Seller at its sole discretion; provided that such number of Shares that may be purchased from the Counterparty will not exceed (x) the Maximum Number of Shares, minus (y) the Recycled Shares.

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

On June 15, 2024, the Sellers issued a pricing date notice to the Company stating that the Sellers held 1,089,038 Recycled Shares. After accounting for the 100,000 Share Consideration Shares and netting the Prepayment Shortfall, the Company made aggregate prepayments of $13,264,964 to the Sellers. The Company recorded the prepayments as “prepaid expenses for forward purchase contract” on the unaudited condensed consolidated balance sheet. The Company will derecognize the prepayments as the Sellers sell the Recycled Shares. The difference between the fair value of the Recycled Shares on the date of sale and $11.1347 per share will be charged to additional paid-in capital. The Company determined that no material risks arose from the Forward Purchase Agreement. On July 10, 2024, the Company issued an aggregate of 3,706,461 shares of its common stock to Meteora pursuant to the Forward Purchase Agreement and Subscription Agreement.

The sellers made a prepayment shortfall of $150,000. The Company recorded the proceeds from shortfall prepayments as a reduction against the account of “prepaid expenses for forward purchase contract”. As of June 30, 2026 and December 31, 2025, the Company had outstanding balance of prepaid expenses for forward purchase contract of $13,114,964 and $13,114,964, respectively.

Management assessed the recoverability of the prepaid balance and concluded that no impairment was recorded as of June 30, 2026 and December 31, 2025. The realization of this balance is dependent on future share transactions under the Forward Purchase Agreement and is subject to significant uncertainty, including market conditions and the Company’s listing status. Accordingly, the prepaid balance is not expected to generate near-term cash inflows.

Investment in an equity investee

In accordance with ASC 323, Investments - Equity Method and Joint Ventures, the Company accounts for the investment in privately held companies using equity method, because the Company has significant influence but does not own a majority equity interest or otherwise control over the equity investees.

Under the equity method, the Company initially records its investment at cost and prospectively recognizes its proportionate share of each equity investee’s net income or loss into its consolidated statements of operations. When the Company’s share of losses in the equity investee equals or exceeds its interest in the equity investee, the Company does not recognize further losses, unless the Company has incurred obligations or made payments or guarantees on behalf of the equity investee.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company evaluates its equity method investment for impairment when events or changes in circumstances indicate that a loss in value may have occurred and assesses whether any such loss in value is other than temporary. The primary factors the Company considers in its determination include the financial condition, operating performance and the prospects of the equity investee; other company specific information such as recent financing rounds; the geographic region, market and industry in which the equity investee operates; and the length of time that the fair value of the investment is below its carrying value. If the decline in fair value is deemed to be other-than-temporary, the carrying value of the equity investee is written down to fair value.

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

The Company may be subject to income taxes in the U.S. and foreign jurisdictions, when applicable. The Company was incorporated in the State of Delaware and, effective June 23, 2026, reincorporated in the State of Nevada. For the period prior to the reincorporation, the Company was required to pay either income tax or franchise tax, whichever was applicable, to the State of Delaware on an annual basis. The Company is also registered as a foreign corporation with the State of New Jersey Department of the Treasury. The Company would be subject to New Jersey state tax laws if it had operation in the State of New Jersey.

Under the current and applicable laws of BVI, both TP Holdings and TP NEV are not subject to tax on income or capital gains. As of June 30, 2026 and December 31, 2025, there were no temporary differences and no deferred tax asset or liability recognized. The Company does not believe that there were any uncertain tax positions as of June 30, 2026 and December 31, 2025.

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

The Company operates and manages its business as a single operating and reportable segment. The Company’s CODM has been identified as the Chief Executive Officer who reviews the consolidated net loss when making decisions about allocating resources and assessing performances of the Company. Significant segment expenses are the same as these presented under the operating costs and expenses in the unaudited condensed consolidated statements of operations, and the difference between net revenue less the significant segment expenses and consolidated net loss are the other segment items. The CODM reviews and utilizes these financial metrics together with non-financial metrics to make operation decisions, such as the allocation of budget between operating costs and expense.

For the three and six months ended June 30, 2026 and 2025, the Company has not generated revenues from operating activities.

Reclassification

The Company reclassified interest expenses from the account of “general and administrative expenses” to the account of “interest (expenses) income, net” in the unaudited condensed consolidated statements of operations and comprehensive loss of the three and six months ended June 30, 2025. The reclassification has no impact on the net loss for the three and six months ended June 30, 2025.

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

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recently issued accounting standards

On December 17, 2025, the FASB issued ASU 2025-12, which is to correct, clarify, and otherwise improve U.S. GAAP. ASU 2025-12 includes 33 improvements that span a wide range of topics, including Clarifying diluted earnings per share (EPS) calculation when a loss from continuing operations exists, Clarifying disclosure requirements for lease receivables from sales-type or direct financing leases, Revising the calculation of the reference amount for beneficial interests to prevent double counting credit losses, Clarifying the permissible methods to account for treasury stock retirements, and Clarifying the guidance for transfers of receivables from contracts with customers. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this Update in an interim period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. An entity may elect to early adopt the amendments on an issue-by-issue basis. For example, an entity may decide to early adopt certain amendments and adopt the remaining amendments at the effective date. An entity should apply the amendments in this Update (except for the amendments to Topic 260, Earnings Per Share, related to Issue 4) using one of the following transition methods: (i) Prospectively to all transactions recognized on or after the date that the entity first applies the amendments, or (ii) Retrospectively to the beginning of the earliest comparative period presented. An entity should adjust the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the earliest comparative period presented. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

On December 8, 2025, the FASB issued ASU 2025-11, which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” For public business entities, the amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. For all other entities, the amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted for all entities. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This pronouncement introduces new disclosure requirements aimed at enhancing transparency in financial reporting by requiring disaggregation of specific income statement expense captions. Under the new guidance, entities are required to disclose a breakdown of certain expense categories, such as employee compensation, depreciation, amortization, and other material components. The disaggregated information can be presented either on the face of the income statement or in the notes to the financial statements, often using a tabular format. In January 2025, the FASB issued ASU 2025-01, “Income Statement – Comprehensive Income – Expense Disaggregation Disclosure (Subtopic 220-40): Clarifying the Effective Date.” This pronouncement revises the effective date of ASU 2024-03 and clarifies that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Entities within the ASU’s scope are permitted to early adopt the accounting standard update. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recently issued accounting standards (cont.)

In December 2023, the FASB issued ASU 2023-09, which is an update to Topic 740, Income Taxes. The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. As an Emerging Growth Company, the Company is currently evaluating the potential impact of adopting this guidance on financial statements requirements and does not expect the adoption to have a material impact.

 The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on its unaudited condensed consolidated financial position, statements of operations and cash flows.

Significant risks and uncertainties

Credit risk

Assets that potentially subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents. The Company’s maximum exposure to credit risk for these assets is their carrying amount as of the balance sheet dates. As of June 30, 2026, the Company held cash of $11,649, of which $6,231 was deposited in bank accounts in Taiwan, $4,526 was deposited in bank accounts in the United States and $892 was deposited in bank accounts in Hong Kong.

Bank accounts in Taiwan are insured by the applicable government authority up to TW$3,000,000 (equivalent to approximately $94,200). Deposits in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor, per insured bank, for each account ownership category. Bank accounts in Hong Kong are insured by the applicable government authority up to HK$800,000 (equivalent to approximately $102,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash and cash-equivalent deposits with large financial institutions that management believes to be of high credit quality and continually monitors their creditworthiness.

3. GOING CONCERN

As of June 30, 2026, the Company had cash of approximately $11,649 and has incurred recurring losses from operations since inception. The Company reported a net loss of approximately $0.9 million for the six months ended June 30, 2026 and had an accumulated deficit of approximately $40.0 million as of June 30, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated interim financial statements are issued.

The Company faces several significant uncertainties that impact its liquidity position and ability to continue operations, including:

●	Operating losses and liquidity constraints – The Company has not generated sufficient revenues to support its operations and has limited cash resources available to meet its obligations as they become due.

●	Prepaid Forward Contract – The Company has recorded a prepaid balance related to a forward purchase agreement as a current asset. The realization of this balance is dependent upon the successful execution of the forward purchase arrangement and remains subject to significant uncertainty, including market conditions, counterparty performance, and the Company’s listing status. The arrangement is not expected to generate near-term cash inflows and may not be readily convertible to cash. Accordingly, this balance does not provide immediate liquidity to support the Company’s operations. The Company continues to classify the prepaid balance as a current asset based on management’s expectation that the balance will be realized within twelve months from June 30, 2026; however, the timing of realization remains subject to the uncertainties described above.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. GOING CONCERN (cont.)

●	Nasdaq delisting – Trading of the Company’s common stock on the Nasdaq Stock Market was suspended on April 21, 2025, and the Company’s securities were subsequently delisted on July 31, 2025. The Company’s securities are currently quoted in the over-the-counter market. The delisting significantly limits the Company’s ability to access public capital markets and creates uncertainty regarding its ability to obtain future financing.

●

Dependence on principal shareholder support – The Company has historically relied on financial support from its principal shareholder and related parties to fund operations. During the six months ended June 30, 2026, the Company received additional related-party financing of approximately $0.5 million through promissory notes from the principal shareholder. Although management obtained a written financial support letter from the principal shareholder indicating a present intention to continue providing financial support to the Company for at least twelve months following the issuance date of these unaudited condensed consolidated interim financial statements, such support remains subject to the shareholder’s financial ability to provide funding. In addition, ongoing legal proceedings involving the principal shareholder create uncertainty regarding the availability of future financial support. Security and stock pledge arrangements – On May 29, 2026, the Company and its subsidiary entered into a Security Agreement and Stock Pledge Agreement with related-party lenders Mr. Wellen Sham and Ms. Ling Houng Sham. Under these agreements, the Company granted a first-priority security interest over substantially all of its assets, including the prepayment of approximately $13.1 million under the Forward Purchase Agreement, and its subsidiary pledged 100% of the issued share capital of TP NEV. The arrangements secure the Company’s outstanding related-party obligations. In the event of an uncured default, the secured parties may exercise remedies against the collateral. Accordingly, these arrangements expose the Company to additional liquidity risk in the event of default. The security and pledge arrangements are supported by the related-party analysis, which documents that the security package covers substantially all property of the Company and that 100% of TP NEV was pledged as collateral for the related-party obligations.

Management has undertaken certain actions intended to improve liquidity and support ongoing operations, including seeking additional financing through equity or debt arrangements, obtaining continued support from related parties, implementing cost reduction initiatives, and pursuing strategic transactions and business opportunities. On May 29, 2026, the Company and Mr. Wellen Sham executed allonges extending the maturity dates of certain promissory notes payable to Mr. Sham. As of June 30, 2026, six of these notes, with aggregate principal amounts of $574,773, had amended maturity dates ranging from July 25, 2027 through April 28, 2028 and were classified as amounts due to related parties, non-current. The borrowing bears an interest rate of 8%. On April 9, 2026, the Company completed a portion of the amended Share Exchange Agreement with EPT, resulting in the Company acquiring approximately 31.68% of EPT. The investment is accounted for under the equity method. The Company continues to pursue the remaining share exchange arrangements involving EPT and is evaluating potential changes to EPT’s governance arrangements that may result in the Company obtaining control over EPT in a future reporting period.

As of June 30, 2026, the Company had not obtained control over EPT. The Company is entitled to nominate two of EPT’s seven directors. Through its board representation and 31.68% shareholding, it has the ability to exercise significant influence over EPT. Completion of the remaining share exchange arrangements and any future acquisition of control remain subject to applicable contractual, corporate and other requirements and uncertainties. There can be no assurance that the remaining share exchange arrangements will be completed, that the Company will obtain control over EPT, or that these initiatives will improve the Company’s liquidity position.

Boral Capital LLC commenced an action against the Company in the Supreme Court of the State of New York seeking the Company’s payable of $1,310,625 under a Satisfaction and Discharge Agreement, by way of a motion for summary judgment in lieu of complaint. The Company did not file an opposition, and the motion has been submitted to the court for decision. The amount of $1,310,625 was recorded in the account of “underwriter fee payable” upon the consummation of IPO. No additional amount has been accrued for interest or additional penalties relating to the action, which cannot presently be estimated.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. GOING CONCERN (cont.)

Management evaluated these conditions and events, together with its plans, in accordance with ASC 205-40, Presentation of Financial Statements — Going Concern. While management believes its plans may provide additional liquidity and support operations, management concluded that such plans do not alleviate the substantial doubt regarding the Company’s ability to continue as a going concern within one year after the issuance date of these unaudited condensed consolidated interim financial statements. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing, maintain financial support from its principal shareholder and related parties, successfully execute its strategic initiatives involving EPT and other business opportunities, and ultimately generate sufficient cash flows from operations. There can be no assurance that additional financing or continued related-party funding will be available when required or on acceptable terms, that the remaining EPT arrangements will be completed or result in the Company obtaining control over EPT, or that the Company’s strategic initiatives will generate sufficient liquidity.

Accordingly, the Company may not be able to realize its assets and discharge its liabilities in the ordinary course of business and may not be able to continue as a going concern within one year after the issuance date of these unaudited condensed consolidated interim financial statements.

The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

4. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Payments made on behalf of a third party(a)	$315,000	$315,000
Prepaid expenses	19,680	28,712
Less: Allowance for credit losses	(315,000)	(315,000)
	$19,680	$28,712

(a)	Before entering into a Merger Agreement with FLFV, TP Holdings entered into a letter of intent with Aetherium Acquisition Corp. (“GMFI”) to explore a potential business combination. TP Holdings paid extension loans in an amount of $300,000 and working capital loans in an amount of $15,000 on behalf of GMFI. In March 2024, the letter of intent with GMFI was terminated. As of June 30, 2026 and December 31, 2025, the Company provided full allowance for credit losses against the balance due to remote collection from GMFI.

5. OPERATING LEASE

As of June 30, 2026, TP Holdings had one 24-month office spaces lease agreement in Hong Kong with Thunder Power (Hong Kong) Limited (“TP HK”), a related party of the Company (Note 11). The lease agreement is non-cancellable, expiring in March 2027. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

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

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. OPERATING LEASE (cont.)

The table below presents the operating lease related assets and liabilities recorded on the consolidated balance sheets.

	June 30, 2026	December 31, 2025
Right of use assets	$10,450	$17,865

Operating lease liabilities, current	9,175	14,877
Operating lease liabilities, noncurrent	—	1,703
Total operating lease liabilities	$9,175	$16,580

Other information about the Company’s leases is as follows:

	For six months ended June 30,
	2026	2025
Weighted average remaining lease term (years)	0.69	1.69
Weighted average discount rate	5.5%	5.5%
Amortization of right of use assets	7,298	10,016

For the three months ended June 30, 2026 and 2025, operating lease expenses were $5,476 and $7,049, respectively, among which $904 and $2,931 were incurred for short-term lease expenses. For the six months ended June 30, 2026 and 2025, operating lease expenses were $9,105 and $20,767, respectively, among which $1,807 and $10,751 were incurred for short-term lease expenses.

The following is schedule, by years, of maturities of lease liabilities as of June 30, 2026:

June 30, 2026
For the six months ending December 31, 2026	$7,651
For the year ending December 31, 2027	1,700
Total lease payments	9,351
Less: Imputed interest	(176)
Present value of lease liabilities	$9,175

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. INVESTMENT IN AN EQUITY INVESTEE

As of June 30, 2026 and December 31, 2025, the investment in an equity investee consisted of the following:

	June 30, 2026	December 31, 2025
Investment in EPT	$6,374,553	$—
Less: reciprocal interest in the Company	(635,811)	—
Less: share of equity loss in EPT	(81,004)	—
	$5,657,738	$—

On April 9, 2026, the Company issued an aggregate of 31,872,768 shares of its common stock, par value $0.0001 per share (the “Shares”), to six eligible shareholders of EPT, in exchange for an aggregate of 26,783,838 ordinary shares of EPT, representing 31.68% ownership in EPT. In the same time, EPT owned 10,034,898 ordinary shares of the Company, representing 9.78% ownership in the Company.

The Company initially recorded the investment in EPT in the amount of $6,374,553, which was the fair value of 31,872,768 ordinary shares issued by the Company, at per share price of $0.2 prevailing on April 9, 2026. In the same time, the Company adopted treasury stock method to account for the reciprocal interests of $635,811 as a reduction against the investment in EPT and recognition of treasury stock.

The Company is entitled to nominate two of EPT’s seven directors. Through its board representation and 31.68% shareholding it has the ability to exercise significant influence over EPT and used equity method to measure the investment in EPT. For the period from April 9, 2026 through June 30, 2026, EPT reported net loss of approximately $257,710 and the Company recorded share of equity loss of $81,004. The Company assessed indicators reflecting an other-than-temporary decline in fair value below the carrying value and did not provide impairment against the investment in EPT.

For the period from April 9, 2026 through June 30, 2026, the summarized financial information of EPT was as the following:

For the period from April 9, through June 30, 2026
Revenues	$271,488
Total operating expenses	$116,407
Loss from operations	$(228,283)
Net loss	$(257,710)

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. OTHER PAYABLE AND ACCRUED EXPENSES

Other payable and accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Accrued professional expenses incurred for Business Combination (a)	$1,168,697	$1,176,358
Accrued excise tax on repurchases of common stocks (b)	502,251	502,251
Accrued legal expenses (Note 14)	250,000	—
Others	200,325	282,546
	$2,121,273	$1,961,155

(a)	As of June 30, 2026 and December 31, 2025, the balance of accrued professional expenses incurred for business combination consisted of expenses payable to a financial advisor, the legal counsel and transfer agent.

(b)	On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. In connection with share redemptions that occurred in June 2024, the Company initially recorded an excise tax liability of $913,742 under the Inflation Reduction Act of 2022 (“IRA”). During the year ended December 31, 2025, the Company reassessed the estimated excise tax obligation based on additional share issuances during the period, which reduced the Company’s net excise tax obligation under the IRA. Accordingly, the Company reduced the excise tax liability from $913,742 to $502,251. No additional adjustments were recorded during the three and six months ended June 30, 2026.

8. EQUITY

Common Stock

The Company has 1,000,000,000 shares of common stock authorized with par value $0.0001 per share.

On April 9, 2026, the Company issued an aggregate of 31,872,768 shares of its common stock, par value $0.0001 per share (the “Shares”), to six eligible shareholders of EPT, in exchange for an aggregate of 26,783,838 ordinary shares of EPT.

As of June 30, 2026 and December 31, 2025, the Company had 102,597,432 and 70,724,664 shares of common stock issued, respectively. Of these shares, 20,000,000 shares were issued and deposited into an escrow account in connection with the Business Combination and are subject to vesting conditions under the earnout arrangement. These escrowed shares are not considered outstanding until the applicable vesting conditions are satisfied. As of June 30, 2026 and December 31, 2025, the Company had 82,597,432 and 50,724,664 shares of common stock outstanding, respectively.

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized with par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, the Company had nil shares of preferred stock issued and outstanding.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. EQUITY (cont.)

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

The Company may call the Warrants for redemption at a price of $0.01 per Warrant:

●	in whole and not in part;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

Other Warrants

Upon closing of the Business Combination on June 21, 2024, the Sponsor had provided a total of $2,636,000 in working capital loans and elected to convert all such working capital loans into 263,600 working capital units, which include 263,600 shares of common stock, par value $0.0001 per share, 263,600 warrants, each of which may be exercised into one share of common stock of the Company, and 263,600 rights, each of which entitles the holder to receive one-tenth of one share of common stock of the Company at the closing of the Business Combination. On June 30, 2026 and December 31, 2025, the Company had 263,600 warrants outstanding.

As of June 30, 2026 and December 31, 2025, the Company issued outstanding warrants to purchase 10,537,475 and 10,537,475 shares of common stock, respectively.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES

United States

The Company was incorporated in the State of Delaware and, effective June 23, 2026, reincorporated in the State of Nevada. For the period prior to the reincorporation, the Company was required to pay either income tax or franchise tax, whichever was applicable, to the State of Delaware on an annual basis. The Company is also registered as a foreign corporation with the State of New Jersey Department of the Treasury. The Company would be subject to New Jersey state tax laws if it had operations in the State of New Jersey.

British Virgin Islands

Under the current and applicable laws of BVI, TP Holdings and TP NEV are not subject to tax on income or capital gains.

For the three and six months ended June 30, 2026 and 2025, the Company did not incur income tax expenses.

Deferred tax assets and deferred tax liabilities as of June 30, 2026 and December 31, 2025 consist of the following:

	June 30, 2026	December 31, 2025
Net operating losses carryforwards	$326,468	$32,885
Less: valuation allowance	(326,468)	(32,885)
Total deferred tax assets	$—	$—

As of June 30, 2026 and December 31, 2025, the Company had net operating loss carrying forwards of $518,921 and $398,606 respectively from the Company’s Hong Kong subsidiaries, which will be carried forward indefinitely to offset future profits of the Company’s Hong Kong subsidiaries. As of June 30, 2026 and December 31, 2025, the Company had net operating loss carrying forwards of $955,047 and $nil respectively from the Company’s US subsidiary, which will be carried forward indefinitely to offset future profits of the Company’s US subsidiaries. The Company evaluates its valuation allowance requirements at end of each reporting period by reviewing all available evidence, both positive and negative, and considering whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in income from operations. The future realization of the tax benefit of an existing deductible temporary difference ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under applicable tax law. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. As of June 30, 2026 and December 31, 2025, full valuation allowance was provided against deferred tax assets arising from net operation losses carryforwards as the Company assessed that it was more likely than not that the net operating losses would not be fully utilized.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of June 30, 2026 and December 31, 2025, the Company did not have any unrecognized uncertain tax positions, and the Company does not believe that its unrecognized tax benefits will change over the next twelve months. For the three and six months ended June 30, 2026 and 2025, the Company did not incur any interest and penalties related to potential underpaid income tax expenses.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025:

	For three months ended June 30,		For six months ended June 30,
	2026	2025	2026	2025
Net loss	$(431,424)	$(503,503)	$(925,075)	$(1,258,406)

Loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Weighted average shares – basic and diluted	79,445,180	50,724,664	65,164,261	50,724,664

As a result of net loss, the weighted-average number of potentially anti-dilutive shares were excluded from calculation of dilutive earnings per share, which consisted of the following:

	For three months ended June 30,		For six months ended June 30,
	2026	2025	2026	2025
Public Warrants	9,775,000	9,775,000	9,775,000	9,775,000
Private Warrants	498,875	498,875	498,875	498,875
Other Warrants	263,600	263,600	263,600	263,600
Share options	-	185,000	-	185,000
Earnout shares	20,000,000	20,000,000	20,000,000	20,000,000

11. RELATED PARTY TRANSACTIONS AND BALANCES

a.	Nature of relationships with related parties:

Relationship with the Company
Thunder Power (Hong Kong) Limited (“TP HK”)	Over which the spouse of Mr. Wellen Sham, the Company’s controlling shareholder, exercises significant influence
Thunder Power Electric Vehicle (Hong Kong) Limited (“TPEV HK”)	Over which the spouse of Mr. Wellen Sham, the Company’s controlling shareholder, exercises significant influence
Mr. Wellen Sham	Controlling shareholder of the Company
Ms. Ling Houng Sham	Spouse of Mr. Wellen Sham
Siang Fang International Co., Ltd. (“Siang Fang”)	Mr. Wellen Sham is the legal representative of Siang Fang
Feutune Light Sponsor LLC (“FLFV Sponsor”)	Shareholder of the Company
EPT	Over which the Company owns 31.68% equity interest and exercises significant influences

b.	Related party transactions:

On April 9, 2026, the Company issued an aggregate of 31,872,768 shares of its common stock, par value $0.0001 per share, to six eligible shareholders of EPT, in exchange for an aggregate of 26,783,838 ordinary shares of EPT, pursuant to the Agreement. Among the six shareholders of EPT, Mr. Wellen Sham exchanged 8,337,210 shares of EPT for 9,921,280 shares of the Company. Ms. Ling Houng Sham exchanged 1,100,000 shares of EPT for 1,309,000 shares of the Company. Siang Fang exchanged 4,400,000 shares of EPT for 5,236,000 shares of the Company.

For the three months ended June 30, 2026 and 2025, TP HK charged operating lease expenses of $4,572 and $4,118, respectively. For the six months ended June 30, 2026 and 2025, TP HK charged operating lease expenses of $7,298 and $10,016, respectively.

For the three months ended June 30, 2026, the Company borrowed $186,000 from Mr. Wellen Sham to support the Company’s operations. For six months ended June 30, 2026, the Company borrowed $522,000 from Mr. Wellen Sham to support the Company’s operations. On May 29, 2026, the Company and Mr. Wellen Sham executed allonges extending the maturity dates of certain promissory notes payable to Mr. Sham. As of June 30, 2026, six of these notes, with aggregate principal amounts of $574,773, had amended maturity dates ranging from July 25, 2027 through April 28, 2028 and were classified as amounts due to related parties, non-current. Accordingly, the loans of $574,773 were classified as “amount due to related parties, non-current” as of June 30, 2026.

For the three months ended June 30, 2025, the Company borrowed $440,020 from Mr. Wellen Sham to support the Company’s operations. The borrowings bear interest at 8% and are payable through June 2026. During the three months ended June 30, 2025, Mr. Wellen Sham also made payments of $20,152 on behalf of the Company.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. RELATED PARTY TRANSACTIONS AND BALANCES (cont.)

b.	Related party transactions: (cont.)

For the six months ended June 30, 2025, the Company borrowed $931,490 from Mr. Wellen Sham to support the Company’s operations. The borrowings bear interest at 8% and are payable through June 2026. During the six months ended June 30, 2025, the Company also borrowed $100,000 from Ms. Ling Houng Sham to support the Company’s operations. That borrowing bears interest at 8% and is payable through March 2026.

c.	Balance with related parties:

-	Amount due to related parties

	Nature	June 30, 2026	December 31, 2025
TP HK(1)	Amount due to the related party	$120,787	$113,498
Mr. Wellen Sham(2)	Amount due to the related party	2,905,162	2,823,585
Ms. Ling Houng Sham (2)	Amount due to the related party	342,652	330,751
FLFV Sponsor(3)	Amount due to the related party	190,000	190,000
		$3,558,601	$3,457,834

-	Amount due to related parties, noncurrent

	Nature	June 30, 2026	December 31, 2025
Mr. Wellen Sham(2)	Amount due to the related party	$574,773	$—
		$574,773	$—

(1)	The balance due to TP HK represented the payments made by TP HK on behalf of TP Holdings regarding the office rental fee and employee salary expenses. The balance is interest free and is repayable on demand.

(2)

The balance due to Mr. Wellen Sham, including current and noncurrent, represented the promissory notes of $560,000 for extension of FLFV, promissory notes of $2,537,824 for the daily operation of the Company, other payable of $42,000 for payment of operating expenses on behalf of the Company and interest payable of $340,111. The promissory notes issued to Mr. Wellen Sham bear interest rates ranging between 8% and 10%. On May 29, 2026, the Company and Mr. Wellen Sham executed allonges extending the maturity dates of certain promissory notes payable to Mr. Sham. As of June 30, 2026, six of these notes, with aggregate principal amounts of $574,773, had amended maturity dates ranging from July 25, 2027 through April 28, 2028 and were classified as amounts due to related parties, non-current.

On May 29, 2026, the Company granted Mr. and Ms. Sham a first-priority security interest over substantially all of its assets – including the prepayment of approximately $13.1 million under the Forward Purchase Agreement, and pledged 100% of the shares of TP NEV.

The balance due to Ms. Ling Houng Sham represented promissory notes of $300,000 for extension of FLFV and interest payable of $42,652. The promissory notes issued to Ms. Ling Houng Sham matured through June 2027 with interest rate of 8%.

(3)	In May and June 2024, FLFV issued three promissory notes to the FLFV Sponsor in exchange for an aggregated loan of $190,000 from the FLFV Sponsor, among which $50,000 was payable on closing of the Business Combination, and $140,000 was payable on July 21, 2024. As of the date of these financial statements, the Company has not settled the promissory notes with FLFV Sponsor.

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. SHARE-BASED COMPENSATION

Share options

In October 2014, TP Holdings adopted the Thunder Power Holdings Limited Share Option Plan (the “2014 Plan”). As of June 30, 2026 and December 31, 2025, the 2014 Plan remained in effect solely with respect to options and awards outstanding thereunder. On June 17, 2024, the stockholders of the Company approved the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”), which became effective upon the closing of the Business Combination. All outstanding options to purchase shares of TP Holdings granted under the 2014 Plan were rolled over into the 2024 Plan and became options to purchase shares of the Company’s common stock. Options originally granted under the 2014 Plan remain subject to the terms and conditions of the agreements evidencing those options and the 2024 Plan, including the terms of the 2014 Plan attached as an exhibit thereto.

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

In January 2026, all outstanding options expired. For the three and six months ended June 30, 2026 and 2025, the Company did not recognize any share-based compensation expense.

For the three and six months ended June 30, 2026 and 2025, the transaction activities of share options were as below:

	Number of options	Weighted average exercise price per option
Outstanding as of December 31, 2024	377,500	$1.02
Expired	(192,500)	$1.03
Outstanding as of March 31, 2025	185,000	$1.00
Expired	—	$—
Outstanding at June 30, 2025	185,000	$1.00

Outstanding as of December 31, 2025	180,000	$1.00
Expired	(180,000)	$1.00
Outstanding as of March 31, 2026 and June 30, 2026	—	$0.00

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONTINGENT CONSIDERATION

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

The Earnout Shares were issued in connection with the Business Combination and are classified as equity instruments. The Earnout Shares were measured at their grant-date fair value on June 21, 2024 and recorded within additional paid-in capital. Because the Earnout Shares are classified as equity instruments, they are not subsequently remeasured. For the years ended December 31, 2025 and 2024, the revenue performance conditions required for vesting were not achieved. Accordingly, Tranche 1 Earnout Shares were forfeited and no Earnout Shares were released from escrow as of June 30, 2026. As of June 30, 2026, the 15,000,000 Tranche 2 Earnout Shares remained contingent.

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

THUNDER POWER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. COMMITMENT AND CONTINGENCIES

The Company’s principal shareholder was involved in 11 legal proceedings that proceeded to an initial trial. Six proceedings resulted in acquittals, and five proceedings were pending a second trial. The outcomes of the five pending proceedings cannot currently be reasonably estimated.

On May 29, 2026, the Company granted Mr. and Ms. Sham a first-priority security interest over substantially all of its assets, including the prepayment of approximately $13.1 million under the Forward Purchase Agreement, and pledged 100% of the shares of TP NEV. As disclosed in Note 4, the Company has an outstanding amount of $315,000 relating to amounts advanced on behalf of Aetherium Acquisition Corp. (“GMFI”), against which a full allowance for expected credit losses has been recognized. The Company commenced legal proceedings against GMFI in March 2025 to recover the outstanding amount and subsequently obtained a default judgment in its favor. Following the judgment, the Company pursued post-judgment enforcement procedures, including discovery in aid of execution. Despite these recovery efforts, no amounts had been recovered as of June 30, 2026.

Brown Neri, Smith & Khan LLP (“BNSK”) was engaged to represent the Company as a defendant in a lawsuit filed by Sam Yu (“Yu”) on or about June 11, 2025 (the “Lawsuit”). The Lawsuit relates to allegations against the Company and other individual defendants concerning a special purpose acquisition company, various securities purchase agreements, and related claims of fraud, breach of contract and negligence. Rather than oppose the Company’s initial demurrer and motion to strike, Yu filed a First Amended Complaint. The Company subsequently filed another demurrer and motion to strike, which were originally set for hearing in August 2026. Before the hearing date, the court sustained both the demurrer and the motion to strike in full, with leave to amend, without a hearing. On August 2, 2026, Yu filed a Second Amended Complaint, and the Company again filed a demurrer and motion to strike. The hearing on those motions is set for February 26, 2027. As of the reporting date, there were no active settlement discussions among the parties. It is too early to determine the amount of any potential damages or assess the likelihood of an outcome. BNSK intends to vigorously defend the matter while continuing to assess the possibility and advisability of an informal resolution.

D. Boral Capital LLC commenced an action against the Company in the Supreme Court of the State of New York seeking the Company’s payable of $1,310,625 under a Satisfaction and Discharge Agreement, by way of a motion for summary judgment in lieu of complaint. The Company did not file an opposition and the motion has been submitted to the court for decision. The amount of $1,310,625 was recorded in the account of “underwriter fee payable” upon the consummation of IPO. No additional amount has been accrued for interest or additional penalties relating to the action, which cannot presently be estimated.

From time to time, the Company may be subject to legal proceedings, claims and disputes arising in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these matters, in the aggregate, will have a material adverse effect on its financial position, results of operations or liquidity.

15. SUBSEQUENT EVENT

The Company evaluated all subsequent events and transactions occurring after the balance sheet date through the date these unaudited condensed consolidated financial statements were issued. Other than the developments in the lawsuit filed by Yu described in Note 14, there were no material subsequent events requiring recognition or disclosure in the unaudited condensed consolidated financial statements.

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

We focus on the development and manufacturing of premium EVs with differentiated designs and solutions for every lifestyle. Four models are currently featured in our phased development and roll-out strategy: the limited-edition coupe, (the “Coupe” or “488”), long-range Sedan (the “Sedan”), compact city car (the “City Car”)and the long-range SUV (the “SUV”, and together with the Coupe, Sedan, and City Car, the “Models”). We intend to target not just consumers who desire EVs, but consumers who desire practical and innovative EVs, as well as consumers who seek a luxury experience. We believe that by leveraging our modular integration concept starting with the modularized chassis system patented by us, we are creating a family of EVs (excluding the City Car) which share common parts and modules which we believe require lower investment and reduced design and production time as opposed to those of traditional automotive manufacturers. We intend to first create the initial design for our Sedan and then scale upwards to create the Coupe and scale downward to create the City Car. In time, we expect to round off our offering with the SUV.

We expect to offer to the market eco-friendly, premium EVs positioned to earn market share based on design, quality, comfort, range, and price. Among other advantages, we believe that our proprietary technologies will significantly increase the driving range for our EVs while allowing for faster recharging and lower costs of ownership.

Recent Developments

On December 19, 2024, the Company entered into a Share Exchange Agreement (the “Agreement”) with certain shareholders (the “EPT Shareholders”) of Electric Power Technology Limited, a Taiwan corporation (“EPT”). On January 27, 2025, the Company and the EPT Shareholders have executed an amendment to the Agreement and certain subsequent amendments (the “Amendments”, and together with the Agreement, the “Amended Agreements”). Pursuant to the terms of the Amended Agreements, a portion of the EPT Shareholders are expected to exchange a total of 26,783,838 ordinary shares in EPT for an aggregate of 31,872,768 shares of newly issued Common Stock of the Company in weeks. As of June 30, 2026, an aggregate of 1,715,000 shares of EPT are yet to be transferred to the Company for 2,040,850 shares of the Company. The Company expected to close the transfer in a few months. On June 26, 2025, the Company held its 2025 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the shareholders voted to approve, among others, the Transaction.

On April 9, 2026, the Company issued an aggregate of 31,872,768 shares of its common stock, par value $0.0001 per share (the “Shares”), to six eligible shareholders of EPT, in exchange for an aggregate of 26,783,838 ordinary shares of EPT, representing 31.68% equity interest in EPT. The Company assigned board members to EPT and exercised significant influence over EPT, therefore the Company used equity method to measure the investment in EPT. As of June 30, 2026, the Company used equity method to account for the investment. The Company assessed indicators reflecting an other-than-temporary decline in fair value below the carrying value and did not provide impairment against the investment in EPT.

Under the terms of the exchange, the Company is entitled to nominate two of EPT’s seven directors. The Company does not hold a majority of EPT’s voting shares or board seats and does not have the power to direct EPT’s operating and financial policies; however, through its board representation and 31.68% shareholding it has the ability to exercise significant influence over EPT. Accordingly, the Company accounts for the investment using the equity method and does not consolidate EPT. As of June 30, 2026, the carrying amount of the investment was approximately $5.7 million, which exceeded the Company’s share of EPT’s net assets of approximately $2.1 million. Management evaluated whether this excess indicated an other-than-temporary decline in the fair value of the investment, considering the short period between the April 9, 2026 acquisition date and the reporting date, the absence of significant adverse changes in EPT’s business, management and operating environment since acquisition, and the fair value of EPT implied by the terms of the exchange. On that basis, management concluded that the decline was not other than temporary and no impairment was recorded. The Company continues to pursue the remaining share exchange arrangements involving EPT and is evaluating potential changes to EPT’s governance arrangements that may result in the Company obtaining control over EPT in a future reporting period. Under the terms of the exchange, the Company is entitled to nominate two of EPT’s seven directors. The Company does not hold a majority of EPT’s voting shares or board seats and does not have the power to direct EPT’s operating and financial policies; however, through its board representation and 31.68% shareholding it has the ability to exercise significant influence over EPT. Accordingly, the Company accounts for the investment using the equity method and does not consolidate EPT. As of June 30, 2026, the carrying amount of the investment was approximately $5.7 million, which exceeded the Company’s share of EPT’s net assets of approximately $2.1 million. Management evaluated whether this excess indicated an other-than-temporary decline in the fair value of the investment, considering the short period between the April 9, 2026 acquisition date and the reporting date, the absence of significant adverse changes in EPT’s business, management and operating environment since acquisition, and the fair value of the investment, considering the short period between the April 9, 2026 acquisition date and the reporting date, the absence of significant adverse changes in EPT’s business, management and operating environment since acquisition, and the fair value of EPT implied by the terms of the exchange. On that basis, management concluded that the decline was not other than temporary and no impairment was recorded. Management will continue to monitor the investment for indicators of impairment.

The Company assesses the equity method investment in EPT for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and the Company recognizes an impairment loss when a decline in fair value below the carrying amount is determined to be other than temporary. As of June 30, 2026, the carrying amount of the investment of approximately $5.7 million exceeded the Company’s share of EPT’s net assets of approximately $2.1 million. In assessing whether this indicated an other-than-temporary decline, the Company considered the proximity of the April 2026 acquisition date to the reporting date, the absence of significant adverse changes in EPT’s business, management and macroeconomic environment since acquisition, and the fair value of EPT implied by the terms of the share exchange. Estimating the fair value of EPT requires significant judgment, including assumptions about EPT’s future operating results and the value of the Company’s shares held by EPT. The Company concluded that no impairment was required as of June 30, 2026; a different conclusion could result in a material impairment charge in a future period.

Key Factors Affecting Our Results of Operations

We believe that our performance and future success will depend on several Company specific factors, including those key factors discussed below and other factors in the section under the heading “Risk Factors” of the annual report on Form 10-K filed with the SEC on April 7, 2026.

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

Taxation

The Company was incorporated in the State of Delaware and, effective June 23, 2026, reincorporated in the State of Nevada. For the period prior to the reincorporation, the Company was required to pay either income tax or franchise tax, whichever was applicable, to the State of Delaware on an annual basis. The Company is also registered as a foreign corporation with the State of New Jersey Department of the Treasury. The Company would be subject to New Jersey state tax laws if it had operation in the State of New Jersey.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022. In connection with share redemptions that occurred in June 2024, the Company initially recorded an excise tax liability of $913,742 under IRA. During the year ended December 31, 2025, the Company reassessed the estimated excise tax obligation based on additional share issuances during the period, which reduced the Company’s net excise tax obligation under the IRA. Accordingly, the Company reduced the excise tax liability from $913,742 to $502,251. No additional adjustments were recorded during the three and six months ended June 30, 2026.

Our operating subsidiary, TP NEV, is incorporated in the BVI and is not subject to tax on income or capital gains.

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

TPAI-TW is incorporated in Taiwan and is subject to Taiwan corporate income tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Taiwan tax laws. The applicable tax rate for the first TWD120,000 of assessable profits is exempt from tax and assessable profits above TWD120,000 (approximately $3,800) will be subject to the rate of 20% for resident companies in Taiwan.

For the three months ended June 30, 2026 and 2025

The following table sets forth a summary of our results of operations for the three months ended June 30, 2026 and 2025. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	For three months ended June 30,
	2026	2025
Revenues	$—	$—

Operating expenses
General and administrative expenses	(280,920)	(454,805)
Total operating expenses	(280,920)	(454,805)

Other income (expenses)
Share of equity loss	(81,004)	—
Interest expenses, net	(69,894)	(48,248)
Other income (expenses), net	125	(450)
Foreign currency exchange income (loss)	269	—
Total other (expenses) income, net	(150,504)	(48,698)

Loss before income taxes	(431,424)	(503,503)
Income tax expenses	—	—
Net loss	$(431,424)	$(503,503)

General and administrative expenses. For the three months ended June 30, 2026 and 2025, our general and administrative expenses were approximately $0.3 million and $0.5 million, respectively. The decrease in general and administrative expenses was primarily due to a decrease of approximately $0.1 million in professional and consulting expenses and a decrease of $0.1 million in insurance expenses. As the Company has not commenced to generate revenue, management has implemented cost-control measures to reduce operating expenses.

Share of equity loss. In April 2026, we acquired 31.68% equity interest in EPT over which we exercised significant influence and used equity method to account for the investment. For the three months ended June 30, 2026, EPT reported net loss of approximately $0.3 million and we recorded share of equity loss of approximately $0.1 million.

Net loss. As a result of the foregoing, we incurred a net loss of approximately $0.4 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively.

For the six months ended June 30, 2026 and 2025

The following table sets forth a summary of our results of operations for the six months ended June 30, 2026 and 2025. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	For six months ended June 30,
	2026	2025
Revenues	$—	$—

Operating expenses
General and administrative expenses	(711,680)	(1,172,821)
Total operating expenses	(711,680)	(1,172,821)

Other income (expenses)
Share of equity loss	(81,004)	—
Interest (expenses) income, net	(132,228)	(84,888
Other income (expenses), net	(297)	(702)
Foreign currency exchange income (loss)	134	5
Total other (expenses) income, net	(213,395)	(85,585)

Loss before income taxes	(925,075)	(1,258,406)
Income tax expenses	—	—
Net loss	$(925,075)	(1,258,406)

General and administrative expenses. For the six months ended June 30, 2026 and 2025, our general and administrative expenses were approximately $0.7 million and $1.2 million, respectively. The decrease in general and administrative expenses was primarily due to a decrease of approximately $0.4 million in professional and consulting expenses and a decrease of $0.1 million in insurance expenses. As the Company has not commenced to generate revenue, management has implemented cost-control measures to reduce operating expenses.

Share of equity loss. In April 2026, we acquired 31.68% equity interest in EPT over which we exercised significant influence and used equity method to account for the investment. For the six months ended June 30, 2026, EPT reported net loss of approximately $0.3 million and we recorded share of equity loss of approximately $0.1 million.

Net loss. As a result of the foregoing, we incurred a net loss of approximately $0.9 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

To date, we have financed our operating activities primarily through cash raised in loans from related parties (see “Note 11 – Related Party Transactions and Balances”), and equity financing including private placements.

As of June 30, 2026, the Company had cash of $11,649 and has incurred recurring losses from operations since inception. The Company reported a net loss of approximately $0.9 million for the six months ended June 30, 2026 and has an accumulated deficit of approximately $40.0 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company faces several significant uncertainties, including:

●	Operating losses and liquidity constraints – The Company has not generated sufficient revenues to support its operations and has limited cash resources available to meet its obligations as they become due.

●	Prepaid Forward Contract – The Company has recorded a prepaid balance related to a forward purchase agreement as a current asset. The realization of this balance is dependent on the counterparty’s sales of the Company’s shares and is subject to significant uncertainty, including market conditions and the Company’s listing status. The arrangement is not expected to generate near-term cash inflows and may not be readily realizable in cash. Accordingly, this balance does not provide immediate liquidity to support the Company’s operations. The Company continues to classify the prepaid balance as a current asset based on management’s expectation that the balance will be realized within twelve months from June 30, 2026; however, the timing of realization remains subject to the uncertainties described above.

●	Nasdaq delisting – Trading of the Company’s common stock on the Nasdaq Stock Market was suspended on April 21, 2025, and the Company’s securities were subsequently delisted on July 31, 2025. The Company’s securities are currently quoted in the over-the-counter market. The delisting significantly limits the Company’s ability to access public capital markets and creates uncertainty regarding its ability to obtain future financing.

●	Dependence on principal shareholder – The Company has historically relied on financial support from its principal shareholder and related parties to fund operations. During the six months ended June 30, 2026, the Company received additional related-party financing of approximately $0.5 million through promissory notes from the principal shareholder. Although management obtained a written financial support letter from the principal shareholder indicating a present intention to continue providing financial support to the Company for at least twelve months following the issuance date of these unaudited condensed consolidated interim financial statements, such support remains subject to the shareholder’s financial ability to provide funding. In addition, ongoing legal proceedings involving the principal shareholder create uncertainty regarding the availability of future financial support. Security and stock pledge arrangements – On May 29, 2026, the Company and its subsidiary entered into a Security Agreement and Stock Pledge Agreement with related-party lenders Mr. Wellen Sham and Ms. Ling Houng Sham. Under these agreements, the Company granted a first-priority security interest over substantially all of its assets, including the prepayment of approximately $13.1 million under the Forward Purchase Agreement, and its subsidiary pledged 100% of the issued share capital of TP NEV. The arrangements secure the Company’s outstanding related-party obligations. In the event of an uncured default, the secured parties may exercise remedies against the collateral. Accordingly, these arrangements expose the Company to additional liquidity risk in the event of default. The security and pledge arrangements are supported by the related-party analysis, which documents that the security package covers substantially all property of the Company and that 100% of TP NEV was pledged as collateral for the related-party obligations. The Company has historically relied on financial support from its principal shareholder. Due to ongoing legal proceedings involving the shareholder, there is significant uncertainty regarding the shareholder’s ability and willingness to continue providing financial support.

Management has undertaken certain actions intended to improve liquidity and support ongoing operations, including seeking additional financing through equity or debt arrangements, obtaining continued support from related parties, implementing cost reduction initiatives, and pursuing strategic transactions and business opportunities. On May 29, 2026, the Company and Mr. Wellen Sham executed allonges extending the maturity dates of certain promissory notes payable to Mr. Sham. As of June 30, 2026, six of these notes, with aggregate principal amounts of $0.6 million, had amended maturity dates ranging from July 25, 2027 through April 28, 2028 and were classified as amounts due to related parties, non-current. Accordingly, the loans of $0.6 million were classified as amount due to related parties, non-current, as of June 30, 2026. The borrowing bears an interest rate of 8%. On April 9, 2026, the Company completed a portion of the amended Share Exchange Agreement with Electric Power Technology Limited (“EPT”), resulting in the Company acquiring approximately 31.68% of EPT. The investment is accounted for under the equity method. The Company continues to pursue the remaining share exchange arrangements involving EPT and is evaluating potential changes to EPT’s governance arrangements that may result in the Company obtaining control over EPT in a future reporting period. The Company is also pursuing strategic transactions, including a proposed acquisition; however, such transaction remains subject to completion and other uncertainties, and there can be no assurance that such transaction will improve the Company’s liquidity position.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	For six months ended June 30,
	2026	2025

Net cash used in operating activities	$(521,475)	$(1,005,688)
Net cash used in investing activities	—	(1,400)
Net cash provided by financing activities	522,000	1,051,642
Effect of exchange rates on cash	1,031	284
Net increase in cash	1,556	44,838
Cash at beginning of period	10,093	52,616
Cash at end of period	$11,649	$97,454

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was approximately $0.5 million, primarily attributable to net loss of approximately $0.9 million, adjusted for non-cash item of share of equity loss of approximately $0.1 million, and for changes in operating assets and liabilities, including an increase of approximately $0.2 million due to related parties and an increase of approximately $0.2 million in other payable and accrued expenses.

Net cash used in operating activities for the six months ended June 30, 2025 was approximately $1.0 million, primarily attributable to net loss of approximately $1.3 million, adjusted for an increase of approximately $0.1 million in due to related parties and an increase of approximately $0.1 million in other payable and accrued expenses.

Investing activities

For the six months ended June 30, 2026, we did not report cash provided by or used in investing activities.

For the six months ended June 30, 2025, we reported cash used in investing activities of $1,400, which was used in purchase of short-term investments.

Financing Activities

For the six months ended June 30, 2026, we reported cash provided by financing activities of approximately $0.5 million, which was primarily provided by borrowings of approximately $0.5 million from our controlling shareholder.

For the six months ended June 30, 2025, we reported cash provided by financing activities of approximately $1.1 million, which were primarily provided by borrowings of approximately $1.1 million from our controlling shareholder and his family member.

Contingent Consideration

On June 21, 2024, the Company entered into an escrow agreement (the “Escrow Agreement”) with Mr. Wellen Sham, Yuanmei Ma, and CST, pursuant to which, among other things, (1) CST will act as the escrow agent under the Escrow Agreement; (2) at the closing of the Business Combination, the Company deposited with CST 20,000,000 shares of common stock as Earnout Shares, to be held by CST in a segregated escrow account (“Earnout Escrow Account”); and (3) if any portion of the Earnout Shares becomes eligible for release in accordance with the terms of the Escrow Agreement, CST will release the applicable portion of the Earnout Shares from the Earnout Escrow Account in accordance with the terms of the Escrow Agreement and disburse to each eligible recipient the applicable portion of Earnout Shares therefrom.

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

The Earnout Shares were issued in connection with the Business Combination and are classified as equity instruments. The Earnout Shares were measured at their grant-date fair value on June 21, 2024 and recorded within additional paid-in capital. Because the Earnout Shares are classified as equity instruments, they are not subsequently remeasured. For the years ended December 31, 2025 and 2024, the revenue performance conditions required for vesting were not achieved. Accordingly, Tranche 1 Earnout Shares were forfeited and no Earnout Shares were released from escrow as of June 30, 2026. As of June 30, 2026, the 15,000,000 Tranche 2 Earnout Shares were the only Earnout Shares that remained contingent and could vest, with fiscal year 2026 being the last year in which they may vest.

Off-Balance Sheet Arrangements

On May 29, 2026, we granted Mr. and Ms. Sham a first-priority security interest over substantially all of our assets, including the prepayment of approximately $13.1 million under the Forward Purchase Agreement, and pledged 100% of the shares of TP NEV.

On April 9, 2026, we issued an aggregate of 31,872,768 shares of our common stock, par value $0.0001 per share, to six eligible shareholders of EPT in exchange for an aggregate of 26,783,838 ordinary shares of EPT, representing a 31.68% ownership interest in EPT. At the same time, EPT owned 10,034,898 shares of our common stock, representing a 9.78% ownership interest in us.

Other than the above, we have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to the shares of our common stock and classified as shareholder’s equity or that are not reflected in our unaudited condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in product development services with us.

Research and Development

We have incurred minimal research and development expenses for the three and six months ended June 30, 2026 and 2025. The research and development expenses were recorded in “general and administrative expenses” in the unaudited condensed consolidated statements of operations and comprehensive loss.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. GAAP, which requires our management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We continually evaluate these judgments, estimates and assumptions based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and various assumptions that we believe to be reasonable, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

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

When reading our unaudited condensed consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. See Note 2 — Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements for the disclosure of these accounting policies.

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

As of June 30, 2026 and December 31, 2025, we assessed the payment intention and payment ability of GMFI and provided full allowance for credit losses against the balance due to l remote collection from GMFI.

(ii)	Allowance for prepaid expenses for Forward Purchase Contract

As of June 30, 2026 and December 31, 2025, we assessed the recoverability of prepaid expenses for forward purchase contract which will be realized as the counterparty sells our shares.

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

Given that recovery of the prepaid amount is dependent on future share sales and market prices, there is inherent uncertainty in the timing and amount of recovery. As of June 30, 2026 and December 31, 2025, we did not provide allowance against prepaid expenses for Forward Purchase Contract.

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

(iv)	Classification of prepaid expenses for Forward Purchase Contract as a current asset

We also applied significant judgment in classifying the prepaid balance of approximately $13.1 million as a current asset. The balance has not changed since December 31, 2025 as the counterparty did not sell any of our shares during the six months ended June 30, 2026. Management nevertheless expects the underlying share sales and related settlement to occur within 12 months of the reporting date considering the negotiation with the counterparty who agreed to resume sales within 12 months of the reporting date. Settlement of the prepaid balance will be reflected through equity rather than cash, and it is therefore not a source of liquidity for our operations; see ‘Liquidity and Capital Resources – Going Concern’. On May 29, 2026, the prepaid balance was pledged to Mr. and Ms. Sham as collateral for the related-party notes under the security agreement described above. If the expected share sales do not occur within 12 months, the balance would be reclassified as a non-current asset.

(v)	Accrued legal expenses

We exercised significant judgment in estimating accrued legal expenses when invoices were disputed and final settlement had not been reached. Accrued legal expenses were included in “other payables and accrued expenses” on the condensed consolidated balance sheets.

As of June 30, 2026, we recorded an accrual of approximately $0.3 million related to legal services provided by Brown Rudnick, which is included in other payable and accrued expenses. The original invoices totaled approximately $0.7 million, which management disputed due to delayed filings and incomplete services. No settlement agreement had been finalized as of the reporting date. The ultimate amount payable may differ from the amount accrued.

We based our estimation on actual services rendered, which represents the best assessment of the probable obligation under ASC 450. Given the range of possible outcomes and ongoing negotiations, the ultimate settlement amount may differ from the amount accrued.

(vi)	Underwriter fee payable due to D. Boral Capital LLC

D. Boral Capital LLC commenced an action against the Company in the Supreme Court of the State of New York seeking approximately $1.3 million alleged to be due under a Satisfaction and Discharge Agreement, by way of a motion for summary judgment in lieu of complaint. We did not file an opposition, and the motion has been submitted to the court for decision. The amount of $1.3 million was recorded in the account of “underwriter fee payable” upon the consummation of IPO. No additional amount has been accrued for interest or additional penalties relating to the action, which cannot presently be estimated.

(vii)	Impairment of equity-method investment

As of June 30, 2026, the carrying amount of the investment of approximately $5.7 million exceeded the Company’s share of EPT’s net assets of approximately $2.1 million. In assessing whether this indicated an other-than-temporary decline, the Company considered the proximity of the April 2026 acquisition date to the reporting date, the absence of significant adverse changes in EPT’s business, management and macroeconomic environment since acquisition, and the fair value of EPT implied by the terms of the share exchange. Estimating the fair value of EPT requires significant judgment, including assumptions about EPT’s future operating results and the value of the Company’s shares held by EPT. The Company concluded that no impairment was required as of June 30, 2026; a different conclusion could result in a material impairment charge in a future period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of June 30, 2026.

We identified the material weakness that we lack sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP technical accounting issues and prepare and review financial statements and related disclosures in accordance with U.S. GAAP and SEC reporting requirements. Our management is currently in the process of evaluating the steps necessary to remediate the ineffectiveness, such as: (i) hiring a consulting firm with U.S. GAAP experience to strengthen our financial reporting function; and (ii) establishing an ongoing program to provide sufficient and appropriate training for financial reporting and accounting personnel, especially training related to U.S. GAAP and SEC reporting requirements.

Limitations on Controls and Procedures

We do not expect that our disclosure controls and procedures will prevent all errors or instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives will be met. Their design must reflect resource constraints, and their benefits must be considered relative to their costs. Because of these inherent limitations, no evaluation can provide absolute assurance that all control deficiencies and instances of fraud, if any, have been detected. The design of disclosure controls and procedures also is based partly on assumptions about the likelihood of future events, and there can be no assurance that any design will achieve its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings involving the Company or its officers and directors, see Note 14 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report and Item 3 of our Annual Report on Form 10-K filed with the SEC on April 7, 2026.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 7, 2026, and Amendment No. 1 thereto on Form 10-K/A, filed with the SEC on September 21, 2026, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Thunder Power Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 17, 2026).
3.2	Bylaws of Thunder Power Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on July 17, 2026).
10.32*	Security Agreement, dated May 29, 2026, by and among Thunder Power Holdings, Inc., Wellen Sham and Ling Houng Sham.
10.33*	Stock Pledge Agreement, dated May 29, 2026, between Thunder Power AI Subsidiary, Inc. (f/k/a Feutune Light Merger Sub, Inc. and successor by merger to Thunder Power Holdings Limited (BVI)), in favor of Wellen Sham and Ling Houng Sham.
10.34*	Promissory Notes and related Allonges, dated May 29, 2026, by and between Thunder Power Holdings, Inc. and Wellen Sham.
10.35*	Amendment Agreement N.3, dated June 27, 2025, amending the Share Exchange Agreement, dated December 19, 2024, by and among Thunder Power Holdings, Inc. and certain shareholders of Electric Power Technology Limited.
10.36*	Amendment Agreement N.4, dated November 5, 2025,, amending the Share Exchange Agreement, dated December 19, 2024, by and among Thunder Power Holdings, Inc. and certain shareholders of Electric Power Technology Limited.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2026	THUNDER POWER HOLDINGS, INC.

/s/ Pok Man Ho
	Name:	Pok Man Ho
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)